Form 10-K
period 2021-12-31
JETBLUE AIRWAYS CORP
filed 2022-02-22
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $5.3 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2022 was 320,191,156 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION

This Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the coronavirus (“COVID-19”) pandemic including new and existing variants, and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under various federal government support programs such as the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act, and the American Rescue Plan Act; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us related to our Northeast Alliance entered into with American Airlines, our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; adverse weather conditions or natural disasters; and external geopolitical events and conditions. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.

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

PART I

ITEM 1.    BUSINESS

OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. As of December 31, 2021, JetBlue served over 100 destinations across the United States, the Caribbean and Latin America, and between New York and London.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products and provide award-winning service by our 22,000+ dedicated employees, whom we refer to as crewmembers. Going forward, we believe we will continue to differentiate ourselves from other airlines, enabling us to continue to attract a greater mix of customers, and to drive continued growth. We are focused on delivering solid results for our stockholders, our customers, and our crewmembers.
As used in this Report, the terms “JetBlue,” the “Company,” “we,” “us,” “our” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive and challenging, and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, such as the coronavirus ("COVID-19") pandemic, and associated stay at home orders, vaccination mandates, masking requirements and travel restrictions, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and customer demand. The industry's principal competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, codeshare and interline relationships, inflight entertainment and connectivity systems, and frequent flyer programs.
The COVID-19 Pandemic
The unprecedented COVID-19 pandemic continues to have a material adverse impact on our operating revenues and financial position. We began seeing signs of demand recovery in February 2021 which continued to progress throughout the year. Although the spread of the Delta and Omicron variants temporarily decelerated the demand for travel in 2021, we believe customer confidence will continue to grow, resulting in sustained demand improvement going forward. We expect the recovery of domestic demand to outpace the recovery of international demand in most regions.
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
Our award winning service begins from the moment our customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications, or our reservations centers. Customers can purchase one of five branded fares: Blue Basic, Blue, Blue Plus, Blue Extra, and Mint®, our premium service. Each fare includes different offerings such as priority boarding, advance seat selections, free checked bags, reduced change fees, and additional TrueBlue® points, with all fares including our core offering of free inflight entertainment, free brand name snacks, and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These different fares allow customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
Upon arrival at the airport, our customers are welcomed by our dedicated crewmembers and can choose to purchase one or more of our ancillary options such as Even More® Speed, allowing them to enjoy an expedited security experience in most domestic JetBlue locations. Customers who select our Blue Extra or Mint® fares receive Even More® Speed as part of their fare. We additionally have mobile applications for both Apple and Android devices which have robust features including real-time flight information updates and mobile check-in for certain routes. Our applications are designed to enhance our customers' travel experience and are in keeping with the JetBlue Experience.
Our self-service layout in select BlueCities redesigned the way our customers travel through the airport lobby. Our user-friendly kiosks are the first point of contact for each customer traveling through the airport lobby and allow for contact-less service. While all customers are encouraged to use the kiosks, our lobby layout allows them to choose the check-in experience they prefer. Customers who choose to use our kiosk receive a virtually queue-less experience. The self-service model allows crewmembers to get out from behind the ticket counter and move through the lobby to guide our customers through the check-in process. For customers who prefer a more traditional experience, our Help Desk offers full-service check-in. The self-service lobby opens up the opportunity for our crewmembers to make personal connections with our customers, to assist with bag tagging, to answer customer questions, and to direct them to their next step in the travel experience.
Once onboard our aircraft, customers enjoy seats in a comfortable layout with the most legroom in the main cabin of all U.S. airlines, based on average fleet-wide seat pitch. Our Even More® Space seats are available for purchase across our fleet, giving customers the opportunity to enjoy additional legroom. Customers on certain routes have the option to purchase Mint®, our premium service.
In February 2021, we unveiled a reimagined version of our Mint® experience. The new service includes a completely refreshed cabin design featuring private suites with a sliding door for every Mint® customer. Each Mint® aircraft also include two Mint® Studio suites which offers the most space in a premium experience from any U.S. airline based on personal square footage per passenger seat. We debuted this new premium service with a 16-seat individual suite layout on select flights between New York and Los Angeles in June 2021. In August 2021, we began transatlantic flights to London that include the new Mint® experience with 24 individual suites.
Our inflight entertainment system onboard our Airbus A321 aircraft, Airbus A220 aircraft, and certain restyled Airbus A320 aircraft includes 100+ channels of DIRECTV®, 100+ channels of SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Customers on our Airbus A320 and Embraer E190 aircraft have access to 36 channels of free DIRECTV®, 100+ channels of free SiriusXM Radio® and premium movie channel offerings from JetBlue Features. Our entire fleet is equipped with Fly-Fi®, a broadband product that allows gate-to-gate Wi-Fi at every seat. Customers also have access to the Fly-Fi® Hub, a content portal where customers can access a wide range of movies, television shows, and additional content from their own personal devices.
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
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of customers to include both business travelers and travelers visiting friends and relatives, or VFR. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us optimize destinations, strengthen our network, and increase unit revenues. As we navigate through the COVID-19 pandemic, we will continue to be nimble, react to changes in our customers' behaviors, and deploy capacity in areas of our network that creates the most value.
Largely enabled by the Northeast Alliance (the "NEA") with American Airlines Group Inc. ("American"), we announced nine new BlueCities and 32 new routes in 2021. As of December 31, 2021, our network served 107 BlueCities in 31 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, 24 countries in the Caribbean and Latin America, and England, our first country in Europe.
We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of ASMs, or capacity, by region for the years ending December 31 was:

Capacity Distribution	2021	2020	2019
Transcontinental	31.0%	31.7%	32.0%
Caribbean & Latin America (1)	36.8	31.4	31.2
Florida	24.9	27.4	25.2
East	3.2	4.5	6.0
Central	3.0	4.0	4.0
West	0.7	1.0	1.6
Transatlantic(2)	0.4	—	—
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transport, or DOT, include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.
(2) In August 2021, we launched our inaugural transatlantic service from John F. Kennedy International Airport ("JFK") in New York to London Heathrow Airport. We further expanded our presence in the transatlantic market with service from JFK to London Gatwick Airport, which began in September 2021. We expect to begin service to London from Boston Logan International Airport in summer 2022.
In 2022, we expect to resume our plans to increase our presence in our focus cities and diversify our network as we continue to recover from the pandemic. On February 19, 2022, we began service to Puerto Vallarta, Mexico. We have also previously announced service to the following new destinations:

Destination	Service Expected to Commence
Kansas City, Missouri	March 27, 2022
Milwaukee, Wisconsin	March 27, 2022
Vancouver, Canada	June 9, 2022
Asheville, North Carolina	June 16, 2022
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing interline-connectivity, codeshare, complementary flight schedules, frequent flyer program reciprocity, and other joint marketing activities. As of December 31, 2021, we had 47 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book a single itinerary with tickets on multiple airlines. On their day of travel, they enjoy a simplified airport experience with single check-in and bag drop.

Northeast Alliance
In July 2020, we announced our intention to enter into a strategic relationship with American Airlines Group Inc. ("American"). Once fully implemented, this arrangement, known as the Northeast Alliance (the "NEA"), includes an alliance agreement with reciprocal code sharing on domestic and international routes to, from or connecting through New York (John F. Kennedy International Airport (JFK), LaGuardia Airport, and Newark Liberty International Airport) and Boston, excluding JetBlue's European transatlantic flying. We believe this partnership creates more capacity, seamless connectivity for travelers in the northeast, and offers more choices for customers across the networks of both airlines. In addition, we believe this relationship will accelerate our recovery as the travel industry adapts to new trends and requirements as a result of the COVID-19 pandemic. Pursuant to federal law, American and JetBlue submitted this proposed alliance arrangement to the Department of Transportation (DOT) for review. After American, JetBlue and the DOT agreed to a series of commitments, the DOT terminated its review of the proposed alliance. The commitments include growth commitments to ensure capacity expansion, slot divestitures at JFK and at Reagan National Airport near Washington, D.C. and antitrust compliance measures. Beyond this agreement with the DOT, American and JetBlue will also limit their coordination on certain city pair markets within the scope of the alliance.
Implementation of the NEA began in February 2021. Since then, JetBlue and American have collectively grown across New York and Boston, offering customers more options for travel and returning crewmembers back to the operations faster. We are investing in a seamless customer experience and have also introduced loyalty benefits that will give both JetBlue and American customers the opportunity to earn and redeem on both airlines.
On September 21, 2021, the United States Department of Justice ("DOJ"), along with the Attorneys General of six states and the District of Columbia filed a lawsuit against JetBlue and American concerning the previously implemented NEA. The lawsuit asserts and seeks an adjudication that the NEA violates U.S. antitrust laws, and that we and American should be permanently enjoined from continuing, and restrained from further implementing, the NEA.
Also on September 21, 2021, the DOT published a Clarification Notice relating to the agreement that had been reached between the DOT, JetBlue, and American in January 2021, at the conclusion of the DOT’s review of the NEA ("DOT Agreement"). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that the DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above.
We believe the lawsuit is without merit and, along with American, intends to defend itself vigorously. In November 2021, JetBlue and American filed a motion to dismiss the DOJ's lawsuit against the NEA. Motion practice has concluded and the parties await a decision, while the lawsuit proceeds concurrently.
In 2022, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen existing airline partnerships, including the NEA. We plan to do this by expanding codeshare relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
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
Our participation in global distribution systems, or GDS, supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the cost of sales through this channel is higher than through our website, the average fare purchased through a GDS is generally higher and often covers the increased distribution costs. We currently participate in several major GDS and online travel agents, or OTA. Due to the majority of our customers booking travel on our website, we maintain relatively low distribution costs which helps us offer lower fares to customers.
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
We made several updates to our TrueBlue® program in response to the COVID-19 pandemic. These include extending the status of all current Mosaic® customers through 2021 and also reducing the qualification requirements for customers trying to earn Mosaic® status by 50% in 2021. Under the updated program, customers can now enjoy Mosaic® benefits by either (1) flying a minimum of 15 times with JetBlue and acquiring at least 6,000 base flight points within a calendar year or (2) accumulating 7,500 base flight points within a calendar year. In certain circumstances, customers may also qualify for Mosaic® status through a minimum credit card spend of $30,000 in a calendar year plus at least 4,000 base points during the calendar year. These reduced qualification requirements were effective through the end of 2021.
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

OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to price fares lower than many of our competitors and was a principal reason for our profitable growth prior to the onset of the COVID-19 pandemic in 2020. Our cost advantage relative to some of our competitors was due to, among other factors, high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce. Because our network initiatives and growth plans require a low cost platform, we strive to stay focused on our competitive costs, operational excellence, efficiency improvements, and enhancing critical elements of the JetBlue Experience. We will remain nimble and continue to execute on our cost plan in the face of changing customer behaviors, and staffing related cost pressures, as we continue to navigate through the COVID-19 pandemic.
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

Our flying in 2021 and 2020 did not follow typical historical patterns and was instead shaped by our responses to the changes in travel behavior triggered by the COVID-19 pandemic and associated government travel and other restrictions in the U.S. and international destinations we serve.

•New York metropolitan area - We are New York's Hometown Airline®. Approximately one-half of our flights originate from or are destined for the New York metropolitan area. JFK is New York's largest airport, and we are the second largest airline at JFK as measured by domestic seats. Our 2021 operations accounted for 37% of seats offered on domestic routes from JFK. At the end of 2021, we served 87 nonstop destinations from JFK. We also serve New Jersey's Newark Liberty International Airport, or Newark, New York City's LaGuardia Airport, or LaGuardia, New York's Stewart International Airport, or Newburgh, and New York's Westchester County Airport, or White Plains. In 2022, through the NEA with American, we expect to offer nearly 300 daily departures at JFK, with JetBlue operating approximately 200 flights. At LaGuardia, we anticipate increasing our service to over 50 daily departures, which would triple pre-pandemic levels.
•Boston - We are the largest carrier at Boston's Logan International Airport, or Boston, measured by domestic seats. At the end of 2021, we flew to 69 nonstop destinations from Boston and our operations accounted for 29% of all seats offered in Boston. We anticipate flying up to 150 daily departures in 2022 from Boston. We further expect to begin services between Boston and London in the summer of 2022. Together with American, the NEA will offer more than 200 daily departures at Boston, serving 46 of the top 50 U.S. mainland markets from Boston.
•Caribbean and Latin America - At the end of 2021, we had 37 BlueCities in the Caribbean and Latin America. San Juan, Puerto Rico is our only focus city outside of the Continental U.S. We are a leading carrier in Puerto Rico serving three airports and 20 nonstop destinations. We are also the largest airline in the Dominican Republic, serving four airports and 17 nonstop destinations.
•Fort Lauderdale-Hollywood - We are a leading carrier at Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale-Hollywood, with approximately 20% of all seats offered in 2021. We served 55 nonstop destinations from Fort Lauderdale-Hollywood at the end of 2021.
•Orlando - We are the leading carrier measured by seats at Orlando International Airport, or Orlando. At the end of 2021, we served 28 nonstop destinations from Orlando and our operations accounted for 10% of all seats offered in Orlando in 2021.
•Los Angeles area - We are the seventh largest carrier in the Los Angeles area measured by seats, operating from Los Angeles International Airport, or LAX, Burbank's Bob Hope Airport, or Burbank, and Ontario International Airport, or Ontario. In July 2020, we announced our plans to make LAX a focus city and our primary base of operations on the west coast. To enable this shift, we relocated our operations from Long Beach Airport along with our crew and maintenance bases in October 2020. At the end of 2021, we served 24 nonstop destinations from LAX and our operations accounted for 6% of all seats offered in 2021.
Fleet Structure
We currently operate five types of aircraft: Airbus A220, Airbus A320, Airbus A321, Airbus A321neo, and Embraer E190. As of December 31, 2021, our fleet had an average age of 11.6 years.
Our Airbus A220 aircraft have 140 seats in a single cabin layout. We placed our first Airbus A220 aircraft into service in April 2021 and had eight of these aircraft in our fleet at December 31, 2021.
Our Airbus A320 aircraft in the classic configuration have 150 seats. Those A320 aircraft which have gone through our cabin restyling program have 162 seats. Our multi-year restyling program allows us to increase capacity in a capital-efficient and customer-focused way. As of December 31, 2021, we had 113 restyled Airbus A320 aircraft in service. We expect the cabin restyling program to be completed in the first quarter of 2022.
Our Airbus A321 aircraft in a single cabin layout have 200 seats and those with our Mint® offering have 159 seats. Our Airbus A321neo aircraft have 200 seats and those with our Mint® offering have 160 seats. The long range version of our A321neo aircraft with Mint® offering have 138 seats while our Embraer E190 aircraft have 100 seats.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance.
Fleet Maintenance
Consistent with our core value of safety, our FAA-approved maintenance programs are administered by our technical operations department. We use qualified maintenance personnel and ensure they have comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations. We temporarily parked a portion of our fleet throughout 2020 due to the reduction in demand expectations and lower capacity driven by the COVID-19 pandemic. In 2021, we began returning these aircraft back into service as demand for air travel started to rebound signaling the beginnings of a recovery. All parked aircraft were returned to service by the end of November 2021.
Fleet maintenance work is divided into three categories: line maintenance, heavy maintenance, and component maintenance.

The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of daily checks, overnight and weekly checks, or "A" checks, diagnostics, and routine repairs.
Heavy maintenance checks, or "C" checks, consist of a series of more complex tasks taking from one to four weeks to complete and are typically performed once every 15 months. All of our aircraft heavy maintenance work is performed by third party FAA-approved facilities and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we performed the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps, and avionic computers are all performed by a number of different FAA-approved third party repair stations. We have time and materials agreements for the repair, overhaul, modification, and logistics of our Airbus aircraft engines. We also have maintenance agreements for our Embraer E190, Airbus A220, and Airbus A321neo aircraft engines. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair and overhaul facilities.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Its price has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. Our 2021 fuel consumption increased by 68.9% compared to 2020 due to lower capacity in 2020 as demand for travel declined significantly as result of the COVID-19 pandemic. We use third parties to assist with fuel management service and to procure most of our fuel. Our historical fuel consumption and costs for the years ended December 31 were:

	2021	2020	2019
Gallons consumed (millions)	696	412	885
Total cost (millions)(1)	$1,436	$631	$1,847
Average price per gallon(1)	$2.06	$1.53	$2.09
Percent of operating expenses	23.5%	13.5%	25.3%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include call spread options, call options, swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude and heating oil. We did not have any derivatives outstanding at December 31, 2021 and 2020.
Financial Health
We strive to maintain financial strength and a cost structure that enables us to grow profitably and sustainably. In the first years of our history, we relied on financing activities to fund much of our growth. Starting in 2007, our growth has largely been funded through internally generated cash from operations.
In response to the travel restrictions, decreased demand, and other effects the COVID-19 pandemic has had on the Company's business, we secured over $4 billion in net proceeds through various debt and equity financing activities in 2020 to provide additional liquidity which allowed us to navigate through the pandemic in the short-term.
In 2021, as we began to recover from the pandemic, we made significant efforts in deleveraging the Company and strengthening our balance sheet. We reduced our total debt balance by $0.9 billion from $4.9 billion at December 31, 2020 to $4.0 billion at December 31, 2021. The net book value of our assets pledged as security under various financing arrangements also decreased by $1.2 billion from $6.9 billion at December 31, 2020, to $5.7 billion at December 31, 2021.
As a result of our actions, the outlook for our credit ratings improved to "Positive" at each of the three major credit rating agencies in 2021.
We will continue to evaluate our financing needs as we continue to navigate through the pandemic and related recovery.
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
JetBlue Travel Products
In 2018, we launched JBTP, LLC, or JetBlue Travel Products, which includes our JetBlue Vacations® brand for hotel or cruise packages, and other non-air travel products such as travel insurance, car rental, lodging and activities. With its Inspiration Center headquartered in Fort Lauderdale, we believe JetBlue Travel Products will play an important role in delivering our vision of inspiring humanity, extending our reach further across the travel ribbon to offer customers an even more seamless travel experience.
In March 2021, we introduced Paisly by JetBlue ("Paisly"), a new travel website that leverages smart technology to provide individually tailored offers, such as hotel stays and car rentals, to our customers based on their itinerary. Paisly was designed to complement our JetBlue Vacations® brand. We believe it will add breadth to our product offerings, learn more about customers' preferences, and contribute to future earnings growth.
TWA Flight Center Hotel
In 2015, the Board of Commissioners of the Port Authority of New York & New Jersey, or the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa and an observation deck. As part of the plan, a 75-year lease agreement was entered into between the PANYNJ and the Flight Center Hotel, LLC, a partnership of MCR Development, LLC and JetBlue. The TWA Flight Center Hotel opened for business in 2019. As of December 31, 2021, we have an approximate 10% ownership interest in the hotel.

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
Our growth plans necessitate and facilitate opportunities for talent development. Known as JetBlue Gateways, we offer a suite of industry-leading career development programs that provides an opportunity for both crewmembers and external applicants to pursue a path to becoming a pilot or maintenance technician at JetBlue. There are seven distinct education and training paths offered:
•Gateway University: Open to crewmembers and external applicants, students at Aviation Accreditation Board International accredited partner colleges and universities can become first officers via a prescribed, time-building pathway.
•Gateway Select: Open to crewmembers and external applicants, candidates with little or no flying experience can become pilots after a rigorous training and time-building program.
•Gateway Direct - Flight Operations: Open to crewmembers only, participants can depart on a prescribed college education, training, and time-building pathway with a partner school and airline to becoming a pilot.

•Gateway Flex - Flight Operations: Open to crewmembers only, participants looking for flexibility in becoming a pilot can choose their own location for training and time-building within a defined framework.
•Gateway Direct - Technical Operations: Open to crewmembers only, participants enroll in a defined training and experience-building pathway to becoming an aircraft maintenance technician.
•Gateway Flex - Technical Operations: Open to crewmembers only, participants can depart their current position and pursue a flexible path to becoming an aircraft maintenance technician within a defined framework.
•Gateway Family: Open to families of crewmembers only, participants can become pilots through a defined education, training, and time-building path.
We believe a direct relationship between crewmembers and our leadership is in the best interests of our crewmembers, our customers, and our stockholders. Except for our pilots and inflight crewmembers, our other frontline crewmembers do not have third-party representation. In 2014, JetBlue pilots elected to be represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative for JetBlue pilots. The parties reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract effective August 1, 2018. In February 2022, the parties commenced Section 6 negotiations for a successor contract, in accordance with the collective bargaining agreement.
In April 2018, JetBlue inflight crewmembers elected to be represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative for JetBlue inflight crewmembers. The parties reached a final agreement for the first collective bargaining agreement which was ratified by our inflight crewmembers in December 2021. The agreement is a five-year, renewable contract effective December 13, 2021.
As of December 31, 2021, approximately 46 percent of our full-time equivalent crewmembers were represented by unions. The following table sets forth our crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers(1)	Amendable Date(2)
Pilots	Air Line Pilots Association (ALPA)	3,850	August 1, 2022
Inflight	Transport Workers Union (TWU)	4,833	December 13, 2026
(1) Approximate number of active full-time equivalent crewmembers as of December 31, 2021.
(2) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
We have individual employment agreements with each of our non-unionized FAA licensed crewmembers which consist of dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits. We provide what we believe to be industry-leading job protection through these agreements. We believe these agreements provide JetBlue and crewmembers flexibility and allow us to react to crewmember needs more efficiently than collective bargaining agreements.
A key feature of the direct relationship with our crewmembers is our Values Committees which are made up of peer-elected frontline crewmembers from each of our major work groups, other than pilots and inflight crewmembers. Values Committees represent the interests of our workgroups and help us run our business in a productive and efficient manner. We believe this direct relationship with crewmembers drives higher levels of engagement and alignment with JetBlue’s strategy, culture, and overall goals.
We believe the efficiency and engagement of our crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications as well as more restricted hours that may result in potential labor shortages in the upcoming years. In 2021, we saw upward pressure on wages within many of the markets we serve and this trend is expected to continue in 2022.

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
In 2021, we launched two development programs focused on creating greater access to select career paths, fostering equity by removing barriers to entry and increasing representation in senior leadership roles. One of the programs, known as JetBlue Emerging Talent, offers a pathway for our frontline operational crewmembers to transition into corporate services roles which includes hands-on experience, rotational job placements, and job placement assistance upon completion of the program. We welcomed the first cohort of 12 participants rotating through the organization in 2021. The other program, known as Gateway College, provides opportunities to crewmembers with aspiration to pursue careers in flight operations or technical operations. Gateway College was designed to alleviate some of the known barriers to entry for these careers such as financing and fears of leaving a permanent job, while adding certainty and a defined pathway to the process. We welcomed 25 inflight and technical operations participants through this program in 2021.
Our average number of full-time equivalent crewmembers for the year ended December 31, 2021 consisted of 3,744 pilots, 4,381 inflight (whom other airlines may refer to as flight attendants), 3,591 airport operations personnel, 706 technicians (whom other airlines may refer to as mechanics), 1,103 reservation agents, and 3,168 management and other personnel. For the year ended December 31, 2021, we employed an average of 15,452 full-time and 4,014 part-time crewmembers.
Our average number of full-time equivalent crewmembers increased by 8.0% compared to 2020, primarily driven by additional hiring, as we prepare to return our operations to pre-pandemic levels. As a result of the various voluntary separation and time off programs implemented in response to the drastic decline in demand for air travel brought on by the COVID-19 pandemic, our average number of full-time equivalent crewmembers in 2020 was lower than previous years. When compared to pre-pandemic levels in 2019, our average full-time equivalent crewmembers decreased by 9.9%.
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
Crewmember Programs
We are committed to supporting our crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - We encourage crewmembers to celebrate their individuality and build camaraderie through our various CRGs. CRGs spearhead programs to embrace and encourage the sharing of different perspectives, thoughts, and ideas. At the end of 2021, we had seven CRGs which include:
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
◦SAJE (South Asian JetBlue Experience): Created in 2021, SAJE shines a light on the immensely diverse cultures and communities that make up south Asia. It provides an opportunity for our crewmembers who identify as South Asian to connect with one another, and for all crewmembers to better understand their unique backgrounds, culture, and experiences.
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
◦JetBlue Crewmember Crisis Fund (JCCF) - This organization, originally formed in 2002, is a non-profit corporation independent from JetBlue and recognized by the IRS as a tax-exempt entity. JCCF was created to assist JetBlue crewmembers and their immediate family members (IRS Dependents) with short-term financial support in times of crisis and unexpected emergencies when other resources are not available. Funds for JCCF grants come directly from crewmember donations via a tax-deductible payroll deduction. The assistance process is confidential with only the fund administrator and coordinator knowing the identity of the crewmembers in need.
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
◦Community: We have a longstanding tradition of supporting dedicated community organizations that make our BlueCities better. We show our support through partnerships, donations and more than the 1 million-plus volunteer hours logged by our crewmembers since 2011.
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

Environmental, Social, and Governance Management
Mitigating risks to ensure the long-term sustainability of our business is imperative for JetBlue. We remain focused on continuing to lead in environmental, social, and governance ("ESG") initiatives, through ambitious target setting, clear actions and strategy, and transparent reporting.
Environmental

JetBlue is committed to mitigating climate risk and our environmental vision is to lead the way toward a lower carbon future of aviation, with an ultimate target of achieving net-zero carbon emissions by 2040. As one of our key company-wide strategic priorities, we are pursuing the following six key levers to decarbonize our business:
(1) Aircraft Efficiency: Our investments in new next generation aircraft is expected to increase fuel efficiency and reduce costs. The Airbus A321neo and Airbus A220 aircraft bring materially lower fuel burn and associated emissions per seat than the aircraft they are replacing. Since 2019, we have taken deliveries of 21 Airbus A321neo aircraft and 8 Airbus A220 aircraft. Going forward, we expect to take delivery of 64 Airbus A321neo aircraft and 92 Airbus A220 aircraft.

(2) Fuel Optimization: We continuously fine-tune our operation to ensure adherence to fuel savings procedures. We operate a cross-functional team that reviews, analyzes, and implements new fuel-savings opportunities across our operation and multiple workgroups.

(3) Sustainable Aviation Fuel ("SAF"): We are regularly flying with SAF on our existing aircraft, which reduces lifecycle emissions by up to 80% per gallon before being blended with conventional fuel. We view the adoption of SAF as the most promising means for us to rapidly and directly reduce emissions in the aviation industry and drive us towards a net-zero operation. Enabled by our recent agreements with three SAF producers, we expect to be ahead of schedule to achieve our goal of converting 10% of our jet fuel usage to SAF by 2030.

(4) Electric Ground Operations: Where feasible, we are converting our Ground Service Equipment ("GSE") to electric and maximizing electric ground power and air systems for our aircraft to minimize our fuel use and emissions on the ramp. We are committed to converting 40% of our GSE to electric by 2025, and 50% by 2030. We do not expect this conversion program to have a material impact on our annual capital expenditures.

(5) Technology Partnerships: We are committed to playing an active role in advancing the future of sustainable aviation technologies. Through our subsidiary, JetBlue Technology Ventures, we support and invest in alternative energy aircraft technologies, such as those developing electric- and hydrogen-fueled aircraft.

(6) Carbon Offsetting: For unavoidable emissions today, we purchase high-quality, verified offsets. The costs of these offsets are included within Aircraft fuel and related taxes on our consolidated statements of operations.

In 2020, we became the first major U.S. airline to achieve carbon neutrality for all domestic flights, which was achieved through carbon offsetting. Our target is to achieve net-zero carbon emissions by 2040, ten years ahead of the Paris Climate Agreement. We are committed to continuously driving down in-sector emissions and our associated usage of carbon offsets as we approach net-zero.
We view the adoption of SAF as the most promising lever for the aviation industry to reach its ambitious decarbonization goals. Throughout 2021, we took regular delivery of SAF from Neste for flights flying out of San Francisco International Airport. In July 2021, we entered into a relationship with World Energy and World Fuel Services to fuel flights flying out of Los Angeles International Airport with SAF. In September 2021, we announced an agreement with SG Preston which we expect will deliver at least 670 million gallons of SAF in the Northeast over a 10-year period with a target start in the fourth quarter of 2023. Enabled by our recent agreements, we believe we are ahead of pace to achieve our goal of converting 10% of our jet fuel usage to SAF by 2030.
In October 2021, we, along with JetBlue Technology Ventures, formed the Aviation Climate Task force with nine other airlines and the Boston Consulting Group. Together, we plan to invest in and facilitate the development of emerging technologies to decarbonize aviation.
Social
Every day we aim to live our mission of inspiring humanity by driving inclusion both inside and outside the Company. While we recognize that there is a lack of diversity in certain areas of the commercial aviation industry, we are taking steps to address that challenge.
Our efforts to promote diversity, equity and inclusion ("DEI") are centered around three key areas: (1) people; (2) sourcing; and (3) brand.
•People
◦Develop a hiring process that mitigates harmful biases in order to improve representation of talent at all levels of the Company.
◦Educate and inform on DEI through informal learning and review of practices and policies.
◦Focus on our people, continue to promote and invest in diverse talent.

◦Our goal is to double our racial and ethnic minority representation at the officer and director level to 25%, and to increase our female representation at these levels to 40%, by the end of 2025.
•Sourcing
◦Engage minority and women-owned business enterprises with a proven commitment to DEI in their lines of business. Our goal is to grow our spend with businesses owned by underrepresented groups by 5% annually. In 2021, we engaged with 158 diverse business partners and spent $37 million with diverse businesses.
•Brand
◦Ensure inclusivity in our offerings by capturing the diverse needs across our customer base.
◦Partner with values-aligned businesses and organizations within the communities we serve.
◦Evaluate social and market shifts and their impact on our customers' experience.
Governance
We believe that strong corporate governance, informed by direct engagement with our stakeholders, creates the foundation that allows us to pursue our mission to inspire humanity. We strive to conduct our business in ways that are principled, transparent, and accountable to our stakeholders.
We regularly develop, evaluate, and reshape company policies and procedures to ensure fairness and alignment to our values. We take a proactive approach to tracking, operationalization, and mitigation of risks JetBlue faces. This includes climate risk scenario planning and internal response protocols in response to ESG trends. We are dedicated to disclosing accurate data across a variety of material topics such as governance, executive pay, company emissions, and workforce diversity.
Our Board of Directors ("Board") has ultimate oversight of enterprise risks and is informed of these risks quarterly by the Audit Committee and at least annually by the Governance and Nominating Committee. In 2019, our Board formed an ESG Subcommittee to the Governance and Nominating Committee to ensure the Board is aware of the Company's ESG strategy and has a comprehensive understanding of ESG matters, which we continued to operate throughout 2021.
We report annually on ESG issues using the Sustainable Accounting Standards Board and Task Force on Climate-related Financial Disclosures frameworks. Our Environmental Social Governance Report can be found on our Investor Relations website at http://investor.jetblue.com.
Response to the COVID-19 Pandemic
In response to the COVID-19 pandemic, we continued to prioritize the safety of our crewmembers while continuing to support the needs of our operations during this period. Some of the steps we have taken since the onset of the pandemic include:
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
As a result of a federal government vaccine mandate, and by virtue of JetBlue being a contractor to the federal government, our crewmembers may be required to be vaccinated against the SARS-Cov-2 novel coronavirus unless an approved medical or religious accommodation is granted. As a result, we may face staffing shortages as we enforce this mandate, which may disrupt our operations.

REGULATION
Airlines are heavily regulated, with rules and regulations set by various federal, state and local agencies. We also operate under specific regulations due to our operations within the high density airspace of the northeast U.S. Most of our airline operations are regulated by U.S. governmental agencies including:
DOT - The DOT primarily regulates economic issues affecting air service including, but not limited to, certification and fitness, insurance, consumer protection and competitive practices. It has the authority to investigate and institute proceedings to enforce its economic regulations, including its tarmac delay, full fare advertising and fair and deceptive practice regulations, and may assess civil penalties, revoke operating authority and seek criminal sanctions for various levels and manners of non-compliance.
FAA - The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, JetBlue cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing, the FAA has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke a U.S. carrier's authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains a requisite level of oversight and performs frequent in-person spot inspections of our aircraft, crewmembers and records. The FAA also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and wind shear avoidance systems, noise abatement, and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.
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
State and Local - In addition to the federal regulations with which we must comply, we are also subject to state and local laws and regulations in the states in which we operate and the regulations of various local authorities operating the airports we serve.
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
Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Antigua and Barbuda, Aruba, the Bahamas, Barbados, Bermuda, the Cayman Islands, Colombia, Costa Rica, Cuba, Curaçao, the Dominican Republic, Ecuador, England, Grenada, Guadeloupe, Guatemala, Guyana, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago, and the Turks and Caicos Islands. We anticipate further expanding our network to Canada in 2022. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the FAA as well as the applicable foreign government. During 2021 and 2020, our flight operations to many of these countries were disrupted by travel restrictions that were implemented in response to the COVID-19 pandemic.
We believe we are operating in compliance with DOT, FAA, TSA, CBP and applicable international regulations as well as hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended, or revoked, our business could be materially adversely affected.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program intended to promote carbon-neutral growth beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is scheduled to be implemented through multiple phases beginning in 2021. In 2020, given the impacts of COVID-19 which dramatically reduced 2020 emissions, ICAO agreed that the baseline from which the industry achieves carbon neutral growth would be from 2019 only, rather than an average of 2019 and 2020 as originally intended. ICAO continues to develop details regarding implementation, but we expect compliance with CORSIA will increase our operating costs.
As part of our sustainability and environmental strategy, we are embracing new technologies and making changes that will ultimately benefit our crewmembers, customers, and stockholders. We discuss some of our sustainability initiatives in “—Environmental, Social Governance – Environmental” above.

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
Additionally, as a result of our operations to Havana, Cuba, we are required to comply with regulations promulgated by the U.S. Department of the Treasury's Office of Foreign Assets Control.
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

ITEM 1A.    RISK FACTORS
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.
Risks Related to the COVID-19 Pandemic
The global COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time or become more pronounced over time.
The global spread and impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving and has resulted in significant disruption and additional risks to our business; the travel and hospitality industries; and the global economy. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings and restrictions, business closures, quarantines, shelter-in-place orders, and social distancing and masking measures and vaccination mandates. As a result, the COVID-19 pandemic, including existing and new variants, and its consequences have significantly reduced global passenger air travel and have had a material detrimental impact on global commercial activity across the travel and hospitality industries, all of which has had, and is expected to continue to have, a material adverse impact on our business, operations, and financial results.
The extent, duration, and magnitude of the COVID-19 pandemic's effects will depend on various factors, all of which are highly uncertain, difficult to predict and not controlled by us, including, but not limited to, the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses, and individuals in response to the pandemic, including vaccination rates in the markets where we operate, and any additional resurgence of COVID-19 and the development of new variants. These factors include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; governmental or regulatory orders that impact our business and our industry, including mandates that require all passengers and our crewmembers to be vaccinated; the demand for air travel; levels of consumer confidence; COVID-19-based health and safety protocols; the ability to effectively and widely manufacture and distribute vaccines and broad acceptance of the vaccine by the general population; and the pace of recovery when the pandemic subsides. Moreover, even after shelter-in-place orders and travel bans and advisories are lifted, and vaccines are more widely distributed and available and vaccination rates increase, demand for air travel may remain depressed for a significant length of time, and we cannot predict if and when demand will return to pre-COVID-19 levels. In addition, we cannot predict whether business travel for in-person meetings will decrease over the long-term due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and/or changes in customer preferences.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:
Demand, Capacity, Revenues and Expenses: With the global spread of COVID-19 beginning in March 2020, the Company began experiencing a significant decline in international and domestic demand related to COVID-19 during the first quarter of 2020, and this reduction in demand has continued through the date of this report and is expected to continue for the foreseeable future. The decline in demand caused a material deterioration in our revenues, resulting in a net loss of $182 million and $1.4 billion for the years ended December 31, 2021 and 2020, respectively. Additionally, the U.S. Congress has considered legislation that would mandate all passengers on our domestic flights to be vaccinated, which could negatively impact demand in certain of our markets. The continued decline in demand, which is expected to continue for the foreseeable future, is expected to have a material adverse impact on our business, operating results, financial condition, and liquidity.
The COVID-19 pandemic has caused us, and could continue to cause us, to incur additional expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in, or successfully access, such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or mitigating the financial impacts of the COVID-19 pandemic. Further, we have incurred additional costs related to severance payments and may incur additional expenses related to restructuring activities in future periods. Even after the COVID-19 pandemic subsides and the associated restrictions begin to ease, we could experience other short or longer-term impacts on our costs, including, for example, the need for enhanced health and hygiene standards or certifications, social distancing requirements or other precautionary measures in response to the health and safety challenges presented by the COVID-19 pandemic. These effects could impact our ability to generate profits even after revenues improve. The Company has and expects to continue to focus on reducing expenses and managing liquidity.
Operations: In response to the significant decline in demand for air travel across our system, we have taken actions and continue to evaluate spending to manage operating expenses and optimize our financial resources. These actions include a temporary reduction in our workforce across our BlueCities and our support centers in 2020, eliminating non-essential spending and corporate initiatives, and reducing costs. We have received, and may continue to receive, demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our mitigation plans. Additionally, as a result of a federal government mandate and by virtue of JetBlue being a contractor to the federal government, our crewmembers who do not receive an approved medical or religious accommodation may be required to be vaccinated. As a result, we may face staffing shortages as we begin to enforce this mandate that may disrupt our operations. Further, once the effects of the pandemic subside, the recovery period could be extended and we expect that certain operational changes, particularly with respect to enhanced health and safety measures and global care and cleanliness certifications, will be necessary over the long-term.
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
Financial Condition and Indebtedness: As we manage through the effects of the pandemic, our level of indebtedness has increased and may continue to increase. To enhance our liquidity profile and cash position in response to the COVID-19 pandemic, the Company suspended share repurchases under its share repurchase program, executed two new term loan agreements and immediately drew down on these facilities for the full amount available, borrowed on its existing $550 million revolving credit facility, completed the public placements of equipment notes in an aggregate principal amount of $923 million, completed a public offering of 42 million shares of our common stock for net proceeds of $583 million, completed a private offering for $750 million of 0.50% convertible notes, executed a number of aircraft sale-leaseback transactions, and temporarily grounded a portion of its fleet. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations. We also expect the ongoing impact of the COVID-19 pandemic on the financial markets could also adversely affect our ability to raise equity financing in the future. Changes in the credit ratings of our debt, including our revolving credit facility and outstanding senior notes, could have an adverse impact on our interest expense. As a result of the general economic uncertainty and the impact of the COVID-19 pandemic, our credit ratings have been downgraded. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing would be negatively impacted.
The Company may also take additional actions to improve its financial position, including measures to improve liquidity, such as the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions may be material in nature and could result in significant additional borrowing. The Company's reduction in expenditures, measures to improve liquidity or other strategic actions that the Company may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and the Company will not be permitted to take certain strategic actions as a result of restrictions under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act, which could result in a material adverse effect on the Company's business, operating results, liquidity and financial condition.
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

Securities Markets Volatility: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile since the onset of the pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy and travel industry in particular, business activity, and business confidence have had, and are likely to continue to have, a significant effect on the market price of securities generally, including our securities. In addition, certain government restrictions limit our ability to engage in share repurchase activity.
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
The COVID-19 pandemic has materially disrupted the execution of our strategic operating plans, including plans to add capacity in 2020 and 2021. If we do not successfully execute or adjust our strategic operating plans in the long-term, or if actual results continue to vary significantly from our prior assumptions or vary significantly from our future assumptions, our business, operating results and financial condition could be materially and adversely impacted.

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
Furthermore, there have been numerous mergers and acquisitions within the airline industry over the years. The industry may continue to change. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced. For example, in February 2022, Frontier Airlines and Spirit Airlines announced an intention to merge. If the proposed merger meets regulatory and stockholder approval, the combined airline is expected to be a larger competitor to JetBlue, which may affect our competitiveness. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers or new entrants, our business could be materially adversely affected.
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
We currently operate in 107 airports in 26 countries around the world. Our available seat miles that take off or land outside the United States represented approximately 36% of our revenues for the year ended December 31, 2021. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and available seat miles.
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
While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, affect our operations, increase our costs, reduce our profits, or disrupt our business. For example, in 2021 and 2020, our financial results were materially adversely affected by the global COVID-19 pandemic. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our business.
Our comparatively high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations; such delays and cancellations could reduce our profitability and reputation.
We maintain a comparatively high daily aircraft utilization rate, which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion, and unscheduled maintenance events. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction and reputational harm.
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
Our current dependence on five types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with the Pratt & Whitney Geared Turbofan Engines, or PW1133G-JM engine, on our A321neo fleet, International Aero Engines, or IAE V2533-A5 engine on our Airbus A321 fleet, the International Aero Engines, or IAE V2527-A5 engine, on our Airbus A320 fleet, the Pratt & Whitney Geared Turbofan Engines, or PW1524G-3, engine on our A220 fleet, and the General Electric Engines CF34-10 engine on our Embraer E190 fleet. This could include design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
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
The imposition of these or any other tariffs could substantially increase the cost of, among other things, new aircraft and parts, which in turn could have a material adverse effect on our fleet, business, financial condition and results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase in the future as many aircraft as we intended. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and results of operations.
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
We and American Airlines established the Northeast Alliance to unlock capacity growth and customer benefits neither of us could achieve independently and to better compete in the northeast market. We believe the lawsuit is without merit, we, along with American Airlines, intend to defend this matter vigorously. If we are unsuccessful, the failure to achieve the intended benefits of the Northeast Alliance could have an adverse impact on our business, financial condition and results of operations. Additionally, we are incurring costs associated with implementing operational and marketing elements of the Northeast Alliance, which would not be recoverable if we were required to unwind all or a portion of the Northeast Alliance.
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
We also are aware that hackers may attempt to fraudulently induce crewmembers, customers, or others to disclose information or unwittingly provide access to systems or data. We make extensive use of online services and centralized data processing, including through third party service providers or business providers. The secure maintenance and transmission of customer and crewmember information is a critical element of our operations. Our information technology and other systems and those of service providers or business partners, that maintain and transmit customer and our information, may be compromised by a malicious third party penetration of our network security, or of a business partner, or impacted by deliberate or inadvertent actions or inactions by our crewmembers, or those of a business partner. The risk of cyberattacks to our Company also includes attempted breaches of contractors, business partners, vendors, and other third parties. As a result, personal information may be lost, disclosed, accessed, or taken without consent. We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information.
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
Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. Many of our commercial business partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. We will continue our efforts to meet the privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs.
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

We compete against other major U.S. airlines for pilots, mechanics, and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry may be affected by a pilot shortage. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel or risk considerable crewmember turnover. In addition, we have had crewmembers take opt out packages to reduce our costs and we may continue to lose crewmembers due to the impact of COVID-19 on aviation and we may lose crewleaders as a result of restrictions imposed under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act. If we are unable to hire, train, and retain qualified crewmembers representing diverse backgrounds, experiences, and skill sets, our business could be harmed and we may be unable to implement our growth plans. In addition, our business may be harmed if we lose too many individuals with institutional knowledge.
We believe one of our competitive strengths is our service-oriented company culture, which emphasizes friendly, helpful, team-oriented, and customer-focused crewmembers. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we experience turnover, we may be unable to identify, hire, or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and broader geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
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
In general, unionization has increased costs in the airline industry. In 2014, our pilots voted to be represented by the Airlines Pilot Association, or ALPA and our first collective bargaining agreement was ratified by the pilots and became effective on August 1, 2018. In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to decline the ratification of a tentative collective bargaining agreement between JetBlue and TWU. We reached a final agreement for the first collective bargaining agreement which was ratified by our inflight crewmembers in December 2021.
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
The JetBlue brand name symbolizes high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our crewmembers, contractors, or agents could tarnish our reputation and reduce the value of our brand. Increasingly the perception our customers and other stakeholders have about how we address the risks and opportunities we face related to DEI and climate change engagement, our role in the communities in which we operate and our relationship with our crewmembers will have an impact on our reputation. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
Financing and Financial Risks

We have a significant amount of fixed obligations and we will incur significantly more fixed obligations which could harm our ability to service our current obligations or satisfy future fixed obligations.
As of December 31, 2021, our debt of $4.0 billion accounted for 51% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities and office space. As of December 31, 2021, future minimum payments under non-cancelable leases and other financing obligations were approximately $2.9 billion for 2022 through 2026 and an aggregate of $1.1 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of T5i. The minimum payments under this lease have been included in the future minimum payment totals above.
As of December 31, 2021, we had commitments of approximately $7.5 billion to purchase 126 additional aircraft and related flight equipment through 2027, including estimated amounts for contractual price escalations and pre-delivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes.
Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives and expansion plans in order to service our fixed obligations;
•require us to incur more interest expense than we currently do if rates were to increase, since approximately 3% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms.
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
We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act (collectively the "Acts").

CARES Act – Payroll Support Program
Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program") from the United States Department of the Treasury ("Treasury").
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with Treasury governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a total of approximately $963 million (the "Payroll Support Payments") consisting of $704 million in grants and $259 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. As part of the agreement, JetBlue issued to Treasury warrants to acquire more than 2.7 million shares of our common stock under the program at an exercise price of $9.50 per share.
CARES Act – Secured Loan Program
Under the CARES Act Loan Program, JetBlue had the ability to borrow up to a total of approximately $1.9 billion from Treasury. We entered into a loan and guarantee agreement (the "Loan Agreement") with Treasury and made an initial drawing of $115 million under the Loan Agreement on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
On September 15, 2021, the Company repaid the full amount of outstanding borrowings under the Loan Agreement, which, together with accrued interest and fees, totaled approximately $118 million. As of December 31, 2021, we did not have a balance outstanding and all obligations under the Loan Agreement, including all pledges of collateral, were terminated in full.
Consolidated Appropriations Act – Payroll Support Program 2
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2"). Treasury provided us with a total of approximately $580 million (the "Payroll Support 2 Payments") under the program, consisting of $436 million in grants and $144 million in unsecured term loans, with funding received on January 15, 2021, March 5, 2021 and April 29, 2021. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable SOFR plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to Treasury at an exercise price of $14.43 per share.
American Rescue Plan Act – Payroll Support Program 3
On May 6, 2021, we entered into a Payroll Support 3 Agreement with Treasury governing our participation in the federal payroll support program for passenger air carriers under Section 7301 of the American Rescue Plan Act of 2021 (the "Payroll Support Program 3"). Treasury provided us with a total of approximately $541 million (the "Payroll Support 3 Payments") under the program, consisting of $409 million in grants and $132 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until May 6, 2026, and the applicable SOFR plus 2.00% thereafter until May 6, 2031. In consideration for the Payroll Support 3 Payments, we issued warrants to purchase approximately 0.7 million shares of our common stock to Treasury at an exercise price of $19.90 per share.
The warrants associated with each of the support programs described above will expire 5 years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
In accordance with any grants and/or loans received under the Acts, we are required to comply with the relevant provisions of the Acts which, among other things, includes the following: the requirement to use the Payroll Support Payments, the Payroll Support 2 Payments, and the Payroll Support 3 Payments exclusively for the continuation of payment of crewmember wages, salaries and benefits; the requirement that certain levels of commercial air service be maintained until March 1, 2022; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation vary depending on the type of support received.
The substance and duration of restrictions to which we are subject under the grants and/or loans under the Acts, including, but not limited to, those outlined above, will materially affect the Company's operations, and the Company may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interest of our Company and our shareholders. In particular, limitations on executive compensation, which currently, depending on the form of aid, could extend through April 1, 2023, may impact the Company's ability to attract and retain senior management or attract other key employees during this critical time. We cannot predict whether the assistance under any of these programs will be adequate to support our business for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future.
We have a significant amount of indebtedness from fixed obligations and may seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on our financial condition and business.
We have a significant amount of indebtedness from fixed obligations, including aircraft lease and debt financings, leases of airport property, secured loan facilities and other facilities, and other material cash obligations. In addition, we have substantial non-cancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we may continue to seek material amounts of additional financial liquidity in the short-term, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets, the entry into sale-leaseback transactions, as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our rating levels, the airline industry, or our business, our access to capital and the cost of any debt financing would be negatively affected. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.
Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors described herein. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain operating and financial covenants under our financing and credit card processing agreements or with other material provisions of its contractual obligations. Moreover, as a result of our recent financing activities in response to the COVID-19 pandemic, the number of financings and the aggregate amount of indebtedness with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional operating and financial covenants could become binding on us as we continue to seek additional liquidity. In addition, we have agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of our credit card processing agreements, the financial institutions in certain circumstances have the right to require that we maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which we have not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if we do not maintain certain minimum levels of unrestricted cash, cash equivalents and short-term investments. In light of the affect COVID-19 is having on demand and, in turn, capacity, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the foreseeable future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. We also maintain certain insurance- and surety-related agreements under which counterparties may require collateral. See "Our liquidity could be adversely impacted in the event one or more of our credit card processors were to impose material reserve requirements for payments due to us from credit card transactions".
Our substantial level of indebtedness, particularly following the additional liquidity transactions completed and contemplated in response to the impacts of COVID-19, and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, together with the effect the COVID-19 pandemic has had on the global economy generally and the air transportation industry specifically, may make it difficult for the Company to raise additional capital if needed to meet its liquidity needs on acceptable terms, or at all.
See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for additional information regarding the Company's liquidity as of December 31, 2021.
We may never realize the full value of our intangible assets or our long-lived assets causing us to record impairments that may negatively affect our financial condition and operating results.
In accordance with applicable accounting standards, we are required to test its indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test certain of its other assets for impairment where there is any indication that an asset may be impaired.
We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the year ended December 31,

2020, we recorded impairment charges of $273 million associated with our E190 fleet due to COVID-19. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period, and the risk of future material impairments has been significantly heightened as result of the effects of the COVID-19 pandemic on our flight schedules and business. The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. A further impairment loss could have a material adverse effect on our financial condition and operating results.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is scheduled to be implemented through multiple phases beginning in 2021. In 2020, given the impacts of COVID-19, which dramatically reduced 2020 emissions, ICAO agreed that the baseline from which the industry achieves carbon neutral growth would be from 2019 only, rather than an average of 2019 and 2020 as originally intended. ICAO continues to develop details regarding implementation, but we expect compliance with CORSIA will increase our operating costs. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
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
The airline industry is particularly sensitive to changes in economic conditions.
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

The recent implementation of 5G wireless technology near the airports to which we operate could have an adverse effect on our continued safe operations.
In the United States, two major telecom providers activated 5G services across 46 markets on January 19, 2022 using frequencies in a radio spectrum called the C-band. These 5G frequencies may interfere with radio altimeters on our aircraft. Moreover, we expect other telecom providers to activate 5G services in the future. Because the 5G deployment involves a new combination of power levels, frequencies, proximity to flight operations, and other factors, we are closely monitoring any restrictions placed on our aircraft by the FAA. These safety restrictions could affect our flight schedules and operations, which could have a material adverse impact on our business and operational reliability. The FAA is working with the Federal Communications Commission, the two major telecom providers, and airlines across the United States to reduce effects of this disruption. However, we cannot assure you that the effect of the 5G deployment will not cause undue disruptions to our operation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2021, we operated a fleet consisting of eight Airbus A220 aircraft, 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 21 Airbus A321neo aircraft, and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned(4)	Operating Leased	Total	Average Age in Years
Airbus A220	140		8	—	8	0.5
Airbus A320	162 / 150	(1)	98	32	130	16.3
Airbus A321	200 / 159	(2)	63	—	63	5.5
Airbus A321neo	200 / 160 / 138	(3)	21	—	21	1.4
Embraer E190	100		30	30	60	13.2
			220	62	282	11.6
(1) Our Airbus A320 with a restyled cabin configuration has a seating capacity of 162 seats. Our Airbus A320 with a classic cabin configuration has a seating capacity of 150 seats.
(2) Our Airbus A321 with a single cabin layout has a seating capacity of 200 seats. Our Airbus A321 with Mint® premium service has a seating capacity of 159 seats.
(3) Our Airbus A321neo with a single cabin layout has a seating capacity of 200 seats. Our Airbus A321neo with Mint® premium service has a seating capacity of 160 seats. The long range version of our A321neo with Mint® premium service has a seating capacity of 138 seats.
(4) Total owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes.
As of December 31, 2021, our aircraft leases had an average remaining term of approximately 3.3 years, with expiration dates between 2023 and 2028. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term.
As of December 31, 2021, options for 50 additional A220-300 aircraft deliveries remain available to us and we retain the flexibility to convert certain aircraft to the A220-100 model. Both members of the A220 family share commonality in more than 99 percent of their replaceable parts and utilize the same family of engines.
As of December 31, 2021, we had 126 aircraft on order and scheduled for delivery through 2027. Our future aircraft delivery schedule is as follows:

	Contractual Order Book
Year	Airbus A321neo	Airbus A220	Total
2022	3	9	12
2023	11	18	29
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	64	62	126
In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2022 to 2026. Options for 20 additional A220-300 aircraft remain available to us. The 30 additional aircraft are not included in the aircraft delivery schedule above.
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
A summary of our most significant lease agreements is provided below:
•JFK - We have a lease agreement with the PANYNJ for T5 and T5i. We have the option to terminate the agreement in 2033, five years prior to the end of the original scheduled lease term of October 2038. We also executed a supplement to this lease agreement for the T6 property, our original base of operations at JFK.
•Boston - We had an initial five year lease agreement with Massport for five gates in Terminal C that started on May 1, 2005 and allowed JetBlue to grow to 11 gates by 2008. The agreement included extension language which provided for 20 successive one-year automatic renewals after the initial five year term. With the continued growth of our operations in Boston, we have periodically amended our lease to add additional gates and support spaces, most recently in 2017 to have the rights to six additional gates. As of December 31, 2021, we leased 27 gates in Boston. Our lease with Massport is scheduled to expire in April 2030.
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
Our primary corporate offices are located in Long Island City, New York with our lease expiring in 2023. Reaffirming our commitment to New York, in February 2022, we executed a new lease for our primarily corporate offices that will extend our stay in the present Long Island City location until 2039.
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

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2022, there were approximately 392 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law and any restrictions under the Acts, or other legislation. This decision would be dependent upon our results of operations, financial condition, and other factors deemed relevant by our Board of Directors.
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
We suspended our share repurchase program as of March 31, 2020. In accordance with restrictions under the Acts, we are prohibited from making any share repurchases through September 30, 2022. The acquisition of treasury stock reflected on our consolidated statement of cash flows for the year ended December 31, 2021 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
In consideration for the Payroll Support Payments and payments received under the CARES Act Loan Program, during the year ended December 31, 2020, we issued warrants to purchase approximately 3.9 million shares of our common stock to the Treasury at an exercise price of $9.50 per share.
In consideration for the Payroll Support 2 Payments, during the year ended December 31, 2021, we issued warrants to purchase approximately 1.0 million shares of our common stock to the Treasury at an exercise price of $14.43 per share.
In consideration for the Payroll Support 3 Payments, during the year ended December 31, 2021, we issued warrants to purchase approximately 0.7 million shares of our common stock to the Treasury at an exercise price of $19.90 per share.
See Note 3 to our consolidated financial statements for further details.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act, as amended.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the NYSE Arca Airline Index from December 31, 2017 to December 31, 2021. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

200
175
150
125
100
75
50
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
JetBlue Airways Corporation
S&P 500 Stock Index
NYSE Arca Airline Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
JetBlue Airways Corporation	$100	$72	$84	$65	$64
S&P 500 Stock Index	100	94	121	140	178
NYSE Arca Airline Index	100	78	94	71	70

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Coronavirus (COVID-19) Pandemic
The unprecedented COVID-19 pandemic continues to have a material adverse impact on our operating revenues and financial position. We began seeing signs of recovery in February 2021 which continued to progress throughout the year. Although the spread of the Delta and Omicron variants temporarily decelerated the demand for travel in 2021, we believe customer confidence will continue to grow, resulting in sustained demand improvement going forward. We expect the recovery of domestic demand to outpace the recovery of international demand in most regions.
2021 Results
Our 2021 and 2020 results were adversely impacted by the COVID-19 pandemic. As a result, comparisons of our 2021 results to 2020 are not necessarily indicative of future operating results. In certain cases, we have also included comparisons of our 2021 results to our 2019 results which are more reflective of pre-pandemic operations.
For the year end December 31, 2021:
•System capacity increased by 65.5% year-over-year and decreased by 15.2% compared to 2019.
•We generated $6.0 billion in operating revenue, an increase of $3.1 billion compared to 2020, primarily due to a 110.8% increase in revenue passengers. When compared to 2019, our operating revenue decreased by 25.4%, primarily driven by a decrease in revenue passenger of 29.6%.
•Operating revenue per available seat mile (RASM) increased by 23.4% to 11.16 cents year-over-year and decreased by 12.0% compared to 2019.
•Operating expense increased by 31.0% year-over-year to $6.1 billion. This compares to a decrease of 16.1% versus 2019.
•Operating expense per available seat mile (CASM) decreased by 20.9% to 11.30 cents year-over-year and decreased by 1.1% compared to 2019.
•Our 2021 and 2020 results included the effects of special items. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our 2021 operating expense(1) increased by 27.6% to $5.5 billion, as compared to 2020. When compared to 2019, our operating expenses excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses(1) increased by 1.6%.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) decreased by 22.9% to 10.11 cents year-over-year and increased by 19.8% compared to 2019.
•Our operating margin was (1.3)% in 2021, (58.0)% in 2020, and 9.9% in 2019. Excluding special items, our adjusted operating margin(1) were (15.1)%, (67.5)%, and 10.1% for full year 2021, 2020, and 2019 respectively.
•Reported a net loss of $(0.2) billion in 2021 compared to a net loss of $(1.4) billion in 2020. Reported 2019 net income was $569 million.
•Our reported (loss) per share for 2021 and 2020 was $(0.57) and $(4.88), respectively. Excluding special items, our adjusted (loss) per share(1) was $(2.51) for 2021, and $(5.65) for 2020. For 2019, our reported earnings per diluted share was $1.91. Adjusted earnings per diluted share(1) was $1.90 for 2019.
•During 2021, we took delivery of eight Airbus A321neo aircraft and seven Airbus A220 aircraft.
Outlook for 2022
We expect demand trends to remain non-linear through the course of the COVID-19 pandemic. Although the spread of the Delta and Omicron variants temporarily set back a full recovery of travel demand in 2021, we are seeing underlying momentum in demand and expect sequential improvements in customer demand throughout the first quarter of 2022 and beyond. We believe we would have generated higher revenue in the first quarter of 2022 compared to the first quarter of 2019, if not for the impact from the Omicron variant in late 2021. For full year 2022, we expect our capacity to increase between 11% to 15% compared to 2019 as we plan to execute growth across our high-value network enabled by the Northeast Alliance. Over three-quarters of our planned capacity growth in 2022 is expected to be deployed in the historically capacity constrained Northeast geography.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

RESULTS OF OPERATIONS
As discussed in Note 1 to our consolidated financial statements, in 2021, a new SEC rule became effective that is intended to modernize, simplify, and enhance certain disclosures throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The new rule allows us to omit selected financial data for the preceding five years and discussions comparing 2020 and 2019 results, as such disclosures were included in our Annual Report on Form 10-K for the year ended December 31, 2020, which is available on the SEC's website at www.sec.gov. Please note that although our 2021 and 2020 results were adversely impacted by the COVID-19 pandemic, the impact of COVID-19 on our operating results for 2021 and 2020 was different. As a result, comparisons of our 2021 results to 2020 may not necessarily be indicative of changes between operating results for future reporting periods.

2021 Compared to 2020
Overview
We reported a net (loss) of $(182) million, an operating (loss) of $(80) million and operating margin of (1.3)% for the year ended December 31, 2021. This compares to net (loss) of $(1.4) billion, operating (loss) of $(1.7) billion, and operating margin of (58.0)% for the year ended December 31, 2020. Our (loss) per share was $(0.57) for 2021 compared to $(4.88) for 2020.
Our 2021 and 2020 reported results included the effects of special items. Adjusting for these one-time items, our adjusted net (loss)(1) was $(797) million, adjusted operating (loss)(1) was $(913) million, and our adjusted operating margin(1) was (15.1)% for 2021. This compares to an adjusted net (loss)(1) of $(1.6) billion, adjusted operating (loss)(1) of $(2.0) billion, and an adjusted operating margin(1) of (67.5)% for 2020. Excluding one-time items, our adjusted (loss) per share(1) was $(2.51) for 2021 compared to $(5.65) for 2020.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2021	2020	$	%
Passenger revenue	$5,609	$2,733	2,876	105.3
Other revenue	428	224	204	91.4
Operating revenues	$6,037	$2,957	3,080	104.2

Average fare	$186.39	$191.42	(5.03)	(2.6)
Yield per passenger mile (cents)	13.63	14.69	(1.06)	(7.2)
Passenger revenue per ASM (cents)	10.37	8.36	2.01	24.0
Operating revenue per ASM (cents)	11.16	9.04	2.12	23.4
Average stage length (miles)	1,283	1,222	61	5.0
Revenue passengers (thousands)	30,094	14,274	15,820	110.8
Revenue passenger miles (millions)	41,152	18,598	22,554	121.3
Available seat miles (ASMs) (millions)	54,113	32,689	21,424	65.5
Load factor	76.0%	56.9%		19.1	pts
Passenger revenue accounted for 92.9% of our total operating revenue for the year ended December 31, 2021. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 35.6% of our total operating revenues in 2021. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

In 2021, the increase in Passenger revenue was primarily driven by the increase in demand for travel as we were gradually recovering from the COVID-19 pandemic. We saw a 110.8% increase in revenue passengers compared to 2020. Fees revenue, which was our largest source of ancillary revenue in 2021, increased by $326 million, or 125.0% year-over-year. This was mainly the result of our customers returning to air travel coupled with benefits from revenue initiatives such as enhancements to our Fare Options aimed at providing our customers more choices, more flexibility, and lower fares.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, ground handling fees received from other airlines, and rental income. In 2021, Other revenue increased by $204 million, or 91.4%, principally driven by a $138 million increase in marketing revenue associated with our TrueBlue® program due to higher customer spend along with improved metrics from our new co-branded credit card agreements.
Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2021	2020	$	%	2021	2020	% Change
Aircraft fuel and related taxes	$1,436	$631	805	127.7	2.65	1.93	37.6
Salaries, wages and benefits	2,358	2,032	326	16.1	4.36	6.21	(29.9)
Landing fees and other rents	628	358	270	75.2	1.16	1.10	5.9
Depreciation and amortization	540	535	5	0.9	1.00	1.64	(39.1)
Aircraft rent	99	85	14	17.2	0.18	0.26	(29.2)
Sales and marketing	183	110	73	66.0	0.34	0.34	0.3
Maintenance, materials and repairs	626	441	185	42.0	1.15	1.34	(14.2)
Other operating expenses	1,080	762	318	41.8	2.00	2.33	(14.4)
Special items	(833)	(283)	(550)	194.8	(1.54)	(0.86)	78.1
Total operating expenses	$6,117	$4,671	1,446	31.0	11.30	14.29	(20.9)
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 23.5% of our total operating expenses in 2021 compared to 13.5% in 2020. The average fuel price increased 34.6% in 2021 to $2.06 per gallon. Our fuel consumption increased by 68.9%, or 284 million gallons, due to capacity increases as demand for travel grew. We expect our fuel consumption to be higher in 2022 as we anticipate returning capacity to pre-pandemic levels.
We recognized fuel hedge losses of $7 million, in 2020. These losses were recorded in Aircraft fuel and related taxes. We are unable to predict the potential loss from hedge accounting, which is determined on a derivative-by-derivative basis, due to the volatility in the forward markets for these commodities. No fuel hedge gains or losses were recognized in 2021. There were no outstanding fuel hedges as of December 31, 2021 and 2020.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $326 million, or 16.1% in 2021, driven primarily by higher total hours worked by our crewmembers as we align our workforce with the increase in demand for air travel. Salaries, wages and benefits in 2020 were lower than usual as a result of various cost saving initiatives taken in response to the COVID-19 pandemic. Beginning in March 2020, we instituted a company-wide hiring freeze, implemented salary reductions for our officers, offered voluntary time off programs to our crewmembers, and reduced work hours for all other management workgroups. In June 2020, we announced voluntary separation programs to our crewmembers, with most departures having occurred in the third quarter of 2020. We had approximately 22,200 crewmembers as of December 31, 2021 as compared to approximately 20,000 crewmembers at December 31, 2020. During 2021, the average number of full-time equivalent crewmembers increased by 8.0% and the average tenure of our crewmembers was 7.9 years.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at premium rates in the heavily trafficked northeast corridor of the U.S. through which a large number of our flights operate. Other rents primarily consist of rent for airports in our BlueCities. Landing fees and other rents increased $270 million, or 75.2%, in 2021 driven by increases in departures as well as increases in rates partially tied to airport shortfalls attributed by a depressed level of travel demand. Departures increased by 56.8% compared to 2020. We expect the increase in landing fees and other rents to continue into 2022 as we anticipate a return of capacity to pre-pandemic levels partially offset by mitigations in airport rates tied to the recovery in travel demand. We expect full year 2022 capacity to increase between 11% and 15% compared to 2019.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and finance leased aircraft, engines, and inflight entertainment systems. Depreciation and amortization increased $5 million, or 0.9%, primarily driven by a 4.1% increase in the average number of aircraft operating in 2021 compared to the same period in 2020. We placed 16 aircraft, including our first Airbus A220 aircraft into service in 2021.
The increase in depreciation expense attributed to our new aircraft described above was partially offset by lower depreciation due to the impairment of our Embraer E190 fleet and related spare parts which reduced the carrying value of the E190 fleet in 2020. In addition, we also executed a number of aircraft sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. As a result of these sales, we no longer record depreciation expense on the assets. The costs associated with leasing these assets back from the purchaser are included in Aircraft Rent on our consolidated statements of operations.
Aircraft Rent
Aircraft rent increased $14 million, or 17.2%, in 2021. As discussed above, we executed a number of aircraft sale-leaseback transactions towards the second half of 2020, the majority of which qualified as sales for accounting purposes. The assets associated with these transactions, which qualified as sales, are recorded within operating lease assets for which rent expenses are recognized throughout the life of the related lease terms.
Sales and Marketing
Sales and marketing increased $73 million, or 66.0%, in 2021 driven by higher credit card fees and computer reservation system charges, which are directly related to demand increases as we begin to recover from the pandemic. Revenue passengers more than doubled in 2021 to 30.1 million from 14.3 million in 2020.
Maintenance, Materials and Repairs
Maintenance, materials and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2021 was 11.6 years which is relatively young compared to our competitors. However, as our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 10.8 additional total operating aircraft in 2021 compared to 2020.
In 2021, Maintenance, materials and repairs increased by $185 million, or 42.0% compared to 2020. The increase was primarily driven by a higher number of maintenance events as we brought our parked aircraft back into service. We significantly reduced our flying in 2020 due to the COVID-19 pandemic and parked a portion of our fleet throughout the year. We expect the increase in expenses relating to maintenance, materials, and repairs to continue into 2022 as we return our capacity to pre-pandemic levels.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
In 2021, other operating expenses increased by $318 million, or 41.8%, compared to 2020 due to higher levels of operations in response to the increased demand for air travel. Scheduled departures increased by 56.8% in 2021.
Special Items
In 2021, special items included the following:
•Contra-expense of $830 million, which represents the amount of federal payroll support grants utilized during the period;
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

•Contra-expense of $11 million related to the recognition of Employee Retention Credits provided by the CARES Act; and
•One-time costs of $8 million related to the ratification of the collective bargaining agreement with our inflight crewmembers.
Special items in 2020 included the following:
•Contra-expense of $685 million, which represents the amount of CARES Act payroll support grants utilized during the period;
•Contra-expense of $36 million related to the recognition of Employee Retention Credits provided by the CARES Act;
•Impairment charges of $273 million on our Embraer E190 fleet;
•Losses of $106 million related to certain aircraft sale-leaseback transactions; and
•One-time costs of $59 million, consisting of severance and health benefits, in connection with our voluntary separation programs.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

CONSOLIDATED BALANCE SHEET ANALYSIS
Below is a discussion of the significant changes on our consolidated balance sheet between December 31, 2021 and December 31, 2020.

(in millions)
Selected Balance Sheet Data:	December 31, 2021	December 31, 2020	$ Change	% Change
ASSETS
Investment securities	$824	$1,135	(311)	(27.4)%
Receivables, net of allowance of $3 and $2, at December 31, 2021 and December 31, 2020, respectively.	207	98	109	111.7%
Investment securities (non-current)	39	2	37	1840.9%
LIABILITIES
Accounts payable	$499	$365	134	36.9%
Air traffic liability	1,618	1,122	496	44.2%
Accrued salaries, wages and benefits	480	409	71	17.5%
Other accrued liabilities	359	215	144	66.5%
Total debt and finance lease obligations	4,006	4,863	(857)	(17.6)%
Other	552	78	474	603.7%
Investment securities
Short-term investment securities decreased by $311 million, or 27.4%, primarily driven by the maturities of our time deposits that were outstanding at December 31, 2020.
Receivables, net of allowance
Receivables, net of allowance, increased by $109 million, or 111.7%, as a result of improvements in customer demand which led to an increase in receivables from our credit card processors.
Investment securities (non-current)
Long-term investment securities increased by $37 million principally driven by the purchases of corporate bonds in the fourth quarter of 2021.
Accounts payable
Accounts payable increased by $134 million, or 36.9%, primarily due to increases in operating expenses and timing of payments. Customer demand began to recover from the COVD-19 pandemic in February 2021 and thus our level of operations was significantly greater at the end of 2021 compared to 2020. We operated over 26,000 flights in December 2021 as compared to approximately 15,000 flights in December 2020.
Air traffic liability
Air traffic liability increased by $496 million, or 44.2%, driven by improvements in demand as customers begin to gain confidence to travel and resumed booking travel further in advance. Cash collected from customers for future travel is recorded on our balance sheet until the point in time that the customer travels.
Accrued salaries, wages and benefits
Accrued salaries, wages and benefits increased by $71 million, or 17.5%, as a result of the increase in the number of crewmembers. We significantly increased our staffing levels in 2021 to align with greater demand as customers began returning to travel. We had over 22,000 crewmembers at December 31, 2021 compared to approximately 20,000 crewmembers at December 31, 2020.
Other accrued liabilities
Other accrued liabilities increased by $144 million, or 66.5%, principally driven by due the timing of passenger tax remittances to governmental authorities. Passenger taxes are collected from customers when tickets are sold and remitted to the authorities at a later date. The increase in passenger tax liability correlates to the increase in demand for travel as we began to recover from the COVID-19 pandemic. In addition, the initial cash payments received from our new co-branded credit card
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

agreements are deferred and recognized as revenue over the terms of the related contracts. Deferred amounts are classified as other accrued liabilities and other liabilities on our consolidated balance sheet.
Total debt and finance lease obligations
Total debt and finance lease obligations decreased by $857 million, or 17.6%, primarily due to $1.9 billion of debt repayments made during the year partially offset by the issuance of our 0.50% Convertible Senior Notes and unsecured term loans received under various federal payroll support programs. We will continue to look for opportunities to reduce our overall debt level as our business continues to recover.
Other liabilities
Other liabilities increased by $474 million principally due to the initial cash payments received from our new co-branded credit card agreements in 2021. The initial cash payments received from our new co-branded credit card agreements are deferred and recognized as revenue over the terms of the related contracts. Deferred amounts are classified as other accrued liabilities and other liabilities on our consolidated balance sheet.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents and investment securities on-hand. During 2020, we executed a significant number of financing transactions to ensure that we have adequate levels of liquidity to navigate through the challenges posed by the COVID-19 pandemic. As we began to recover in 2021, our focus shifted to strengthening our balance sheet, lowering our total cost of debt, and growing our unencumbered asset base. As of December 31, 2021, our unrestricted cash, cash equivalents, and short-term investments totaled $2.8 billion. Our adjusted debt to capitalization ratio(1) at December 31, 2021 was 53%, down from 57% at December 31, 2020.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $2.0 billion as of December 31, 2021. This compares to $1.9 billion and $959 million as of December 31, 2020 and 2019, respectively. We held both short and long-term investments in 2021, 2020 and 2019. Our short-term investments totaled $824 million as of December 31, 2021 compared to $1.1 billion and $369 million as of December 31, 2020 and 2019, respectively.
Operating Activities
Cash provided by operating activities totaled approximately $1.6 billion in 2021. This compares to cash used in operating activities of $683 million in 2020 and cash provided by operating activities of $1.5 billion in 2019. Lower losses, principally driven by higher operating revenues coupled with federal grants received under various payroll support programs, and the initial cash payments associated with our new co-branded credit card agreements all contributed to the $2.3 billion increase in operating cash flows in 2021. Cash provided by operating activities decreased by $2.1 billion in 2020 compared to 2019 principally driven by the unprecedented decline in demand for air travel caused by the COVID-19 pandemic.
Investing Activities
Cash used in investing activities totaled approximately $704 million, $1.3 billion, and $1.1 billion in 2021, 2020, and 2019, respectively.
During 2021, capital expenditures related to our purchase of flight equipment included $637 million for the purchase of eight new Airbus A321neo aircraft, seven Airbus A220 aircraft, and a number of spare engines; $88 million for flight equipment deposits, $133 million for flight equipment work-in-progress; and $44 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $93 million. Investing activities in 2021 also included the net proceeds of $296 million from our investment securities.
During 2020, capital expenditures related to our purchase of flight equipment included $426 million for the purchase of seven new Airbus A321neo aircraft, our first A220 Aircraft, and the buyout of one Airbus A321 aircraft lease; $76 million for flight equipment deposits; $151 million for flight equipment work-in-progress; and $15 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $123 million. Investing activities in 2020 also included the net purchase of $767 million in investment securities.
We executed $563 million of aircraft sale-leaseback transactions in 2020, which provided an additional source of liquidity during the COVID-19 pandemic. Of these transactions, $209 million qualified as sales for accounting purposes and the related proceeds are classified within investing activities. The remaining $354 million which did not qualify as sales for accounting purposes are treated as cash from financing activities as noted below.
During 2019, capital expenditures related to our purchase of flight equipment included $478 million for the purchase of six new Airbus A321 aircraft and the buyout of one Airbus A320 aircraft lease; $224 million for flight equipment deposits; $249 million for flight equipment work-in-progress; and $48 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $158 million. Investing activities in 2019 also included the net purchase of $40 million in investment securities.
We currently anticipate capital expenditures of approximately $175 million for the first quarter of 2022, and approximately $1.0 billion for the full year 2022. We plan to restrict non-aircraft capital expenditures to those that are most critical to our path to recovery.
Financing Activities
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

We made significant progress in strengthening our balance sheet in 2021 by reducing our total debt balance from $4.9 billion at December 31, 2020 to $4.0 billion at December 31, 2021.
Financing activities during the year primarily consisted of debt repayments of $1.9 billion on our outstanding debt and finance lease obligations, which included the following payoffs:
•$722 million on our term loan facility;
•$550 million on our revolving credit facility; and
•$115 million on our secured loan balance under the CARES Act Loan Program.
These principal payments were partially offset by:
•Net proceeds of $734 million from the issuance of our 0.50% Convertible Senior Notes due 2026;
•Net proceeds of $276 million and $14 million from the issuances of unsecured term loans and warrants, respectively, in connection with the Payroll Support Program 2 under the Consolidated Appropriations Act and Payroll Support Program 3 under the American Rescue Plan Act; and
•$46 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
Also included in financing activities during 2021 were $8 million used for the acquisition of treasury stock which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
We plan to continue to opportunistically pay down those obligations with the highest costs as we continue to manage through the recovery.
Financing activities during 2020 primarily consisted of net proceeds of $2.2 billion from drawdowns of our credit facilities and the execution of a number of financing transactions which included the following:
•$981 million from our 364-day delayed draw term loan facility with Morgan Stanley Senior Funding Inc. as administrative agent;
•$717 million from our term loan facility with Barclays Bank PLC as administrative agent; and
•$550 million from our revolving credit facility with Citibank N.A. as administrative agent.
Also included in financing activities during 2020 were:
•Net proceeds of $913 million from the public placements of equipment notes;
•Net proceeds of $583 million from the offering of 42 million shares of our common sock
•$354 million of aircraft sale-leaseback transactions which did not qualify as sales for accounting purposes;
•Net proceeds of $259 million and $19 million from the issuance of unsecured term loan and warrants, respectively, in connection with the Payroll Support Program under the CARES Act;
•Net proceeds of $105 million and $9 million from the issuance of secured term loan and warrants, respectively, in connection with the Loan Program under the CARES Act; and
•$35 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
These proceeds were partially offset by the payoff of our 364-day delayed draw term loan facility for $1.0 billion, scheduled maturities of $372 million relating to debt and finance lease obligations, $12 million of which were associated with scheduled rent payments on sale-leaseback aircraft that did not qualify as sales for accounting purposes, and the acquisitions of treasury shares of $167 million, of which $160 million related to our accelerated share repurchases, or ASRs. Our share repurchase program has been suspended since March 31, 2020.
Financing activities during 2019 consisted of the net issuance of $981 million of debt, $764 million of which related to the offering of our Enhanced Equipment Trust Certificates, Series 2019-1 ("2019-1 EETC") in November, partially offset by the scheduled repayment of $323 million in debt and finance lease obligations. Additionally, we acquired $542 million in treasury shares of which $535 million related to ASRs during 2019. During this period, we received $51 million in proceeds from the issuance of stock related to employee share-based compensation.
In March 2019, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

purchase contracts, stock purchase units, subscription rights, and pass-through certificates. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes. The warrants issued by JetBlue to Treasury under the Acts were made, and any issuances of our underlying common stock are expected to be made, in reliance on the exemption from the registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.
None of our lenders or lessors are affiliated with us.
Capital Resources
Dependent on market conditions, we anticipate using a mix of cash and debt financing for our expected aircraft deliveries in 2022. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurances we will be able to secure financing on terms attractive to us, if at all.
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate, or LIBOR, plus a margin. We did not borrow under this facility in 2021 or 2020 and the line was undrawn as of December 31, 2021.
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
In response to the unprecedented decline in demand for air travel caused by the COVID-19 pandemic, we borrowed the full amount of $550 million under the Revolving Facility on April 22, 2020.
We repaid the full balance of the Revolving Facility in the first quarter of 2021. As of December 31, 2021, we did not have a balance outstanding or any borrowings under the Revolving Facility.
Working Capital
We had a working capital deficit of $170 million as of December 31, 2021 compared to a surplus of $671 million as of December 31, 2020. Our working capital decreased by $501 million due to several factors, including an overall increase in our air traffic liability resulting from the increase in customer bookings as demand for air travel began to recover from the COVID-19 pandemic.
Working capital deficits can be customary in the airline industry since a large portion of air traffic liability is classified within current liability.
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

CONTRACTUAL OBLIGATIONS
Our contractual obligations at December 31, 2021 include the following (in billions):

	Payments due in
	Total	2022	2023	2024	2025	2026	Thereafter
Debt and finance lease obligations(1)	$4.6	$0.5	$0.7	$0.4	$0.2	$0.9	$1.9
Operating lease obligations	1.1	0.2	0.2	0.1	0.1	0.1	0.4
Flight equipment purchase obligations	7.5	0.9	1.6	1.8	1.3	0.9	1.0
Other obligations(2)	2.3	0.3	0.4	0.4	0.4	0.4	0.4
Total	$15.5	$1.9	$2.9	$2.7	$2.0	$2.3	$3.7

(1)Includes actual interest and estimated interest for floating-rate debt based on December 31, 2021 rates.
(2)Amounts include non-cancelable commitments for the purchase of goods and services.
The interest rates are fixed for $3.9 billion of our debt and finance lease obligations, with the remaining $0.1 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was eight years as of December 31, 2021.
As of December 31, 2021, we believe we were in compliance with the covenants of our debt and lease agreements and approximately 64% of our owned property and equipment were pledged as security under various loan agreements.
As of December 31, 2021, we had operating lease obligations for 62 aircraft with lease terms that expire between 2023 and 2028. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $32 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. As of December 31, 2021, the average age of our operating fleet was 11.6 years.
Our firm aircraft order book as of December 31, 2021 was as follows:

Year	Airbus A321neo	Airbus A220	Total
2022	3	9	12
2023	11	18	29
2024	13	22	35
2025	11	12	23
2026	12	1	13
2027	14	—	14
Total	64	62	126
In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2022 to 2026. Options for 20 additional A220-300 aircraft remain available to us. The 30 additional aircraft are not included in the aircraft delivery schedule above. With the addition of these 30 Airbus A220 aircraft, our flight equipment purchase obligations are expected to be $1.0 billion in 2022, $1.7 billion in 2023, $2.0 billion in 2024, $1.6 billion 2025, $1.3 billion in 2026 and 1.0 billion thereafter.
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

for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2013, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. Minimum ground and facility rents at JFK totaling $496 million are included in the commitments table above as operating lease obligations.
Reaffirming our commitment to New York, in February 2022, we executed a new lease for our primarily corporate offices that will extend our stay in the present Long Island City location until 2039.We expect the new lease will increase our lease commitments by approximately $3 million in 2024, $6 million in 2025, $7 million in 2026, and $97 million thereafter.
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
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 3, 4, and 11 to our consolidated financial statements for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

CLIMATE CHANGE
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas ("GHG") emissions, including our aircraft and ground operations emissions. Below is a discussion of the regulations that are relevant to JetBlue and the efforts we have taken to address climate change.
Legislation, Regulation, and Accords on Climate Change
Carbon Offsetting and Reduction Scheme for International Aviation
In October 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is scheduled to be implemented through multiple phases beginning in 2021. In 2020, given the impacts of COVID-19 which dramatically reduced 2020 emissions, ICAO agreed that the baseline from which the industry achieves carbon neutral growth would be from 2019 only, rather than an average of 2019 and 2020 as originally intended. ICAO continues to develop details regarding implementation, but we expect compliance with CORSIA will increase our operating costs.
Sustainable Skies Act
In May 2021, the Sustainable Skies Act was introduced in the United States Congress to amend the Internal Revenue Code of 1986 to provide a tax credit for sustainable aviation fuel ("SAF"). Under this proposal, SAF that achieve 50% or greater reduction in lifecycle GHG emissions would be eligible to receive a tax credit ranging from $1.50 per gallon to $2.00 per gallon.
We are supportive of this proposed legislation and consider this to be a meaningful development to stimulate the production of SAF, making it more affordable and widely available. We believe this to be an important step in helping the U.S. airline industry reach its goal of achieving net-zero carbon emissions by 2050.
Actions Taken to Address Climate Change
JetBlue is committed to proactively responding to climate change by taking meaningful steps to decarbonize our business and mitigating climate risks that may materially impact the business. As one of our key company-wide strategic priorities, we are pursuing six key levers to decarbonize our business. We discuss these levers and other sustainability initiatives in “Item 1. Business—Environmental, Social Governance – Environmental” above.
Other Impacts of Climate Change
The number of extreme weather events, such as hurricanes, typhoons, wildfires, and rainstorms, associated with climate change is expected to increase. Occurrences of these extreme weather events may result in flight cancellations, delays, and diversions, severely impacting our operations and thus adversely affecting our financial results and conditions.

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
The majority of the tickets we sell are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can generally be used for future travel up to a year from the date of issuance. In response to the impact of COVID-19 on air travel, we extended the expiration dates for travel credits issued from February 27, 2020 through June 30, 2020 to a 24-month period. In January 2022, in response to the surge in COVID-19 cases and flight cancellations in late 2021, we further extended the expiration dates for travel credits with an original expiration date between February 1, 2020 through September 29, 2022 to September 30, 2022. All passenger credits were classified as current air traffic liability as of December 31, 2021.
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
50

Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name, and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated standalone selling price, JetBlue considers multiple inputs, methods, and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our marketing contracts are generally from one to ten years. The overall consideration received is allocated to each performance obligation based on its relative standalone selling price. The air transportation element is deferred and recognized as passenger revenue when the points are redeemed. The other elements are recognized as other revenue when the performance obligations related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.
Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (included within Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (included within Air traffic liability - non-current). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
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
Given the substantial reduction in our active aircraft and diminished projections of future cash flows experienced in 2020 as a result of the COVID-19 pandemic, we evaluated and recorded impairment charges of flight equipment and other property and equipment related to our Embraer E190 fleet for the year ended December 31, 2020. No impairment charges were recorded for the year ended December 31, 2021.
Refer to Note 17 to our consolidated financial statements for further details of our impairment charges.
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
52

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
In 2021, special items include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act, and one-time costs related to the ratification of the collective bargaining agreement with our inflight crewmembers.
Special items in 2020 include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act, impairment charges on our Embraer E190 fleet, losses generated from certain aircraft sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs.
Special items for 2019 include an impairment charge and one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the ratification and implementation of our pilots' collective bargaining agreement.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
(in millions; per ASM data in cents)	2021		2020		2019		2018		2017
	$	per ASM	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$6,117	11.30	$4,671	14.29	$7,294	11.43	$7,392	12.34	$6,039	10.78
Less:
Aircraft fuel and related taxes	1,436	2.65	631	1.93	1,847	2.89	1,899	3.17	1,363	2.43
Other non-airline expenses	43	0.08	35	0.10	46	0.08	44	0.07	35	0.06
Special items	(833)	(1.54)	(283)	(0.86)	14	0.02	435	0.73	—	—
Operating expenses, excluding fuel	$5,471	10.11	$4,288	13.12	$5,387	8.44	$5,014	8.37	$4,641	8.29

Reconciliation of Operating Expense, Income (Loss) before Taxes, Net Income (Loss) and Earnings (Loss) per Share, excluding special items and gain on equity investments
Our GAAP results in the applicable periods were impacted by credits and charges that are deemed special items.
In 2021, special items include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits (ERCs) provided by the CARES Act, and one-time costs related to the ratification of the collective bargaining agreement with our inflight crewmembers.

Special items in 2020 include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, contra-expenses recognized on ERCs, impairment charges on our Embraer E190 fleet, losses generated from certain aircraft sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs.
Special items in 2019 include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the ratification and implementation of our pilots' collective bargaining agreement.
Certain net gains on our equity investments were also excluded from our 2021 and 2019 GAAP results.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impacts of these items.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE, INCOME (LOSS) BEFORE TAXES, NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE EXCLUDING SPECIAL ITEMS AND GAIN ON EQUITY INVESTMENTS
	Year Ended December 31,
(in millions except per share amounts)	2021	2020	2019
Total operating revenues	$6,037	$2,957	$8,094

Total operating expenses	$6,117	$4,671	$7,294
Less: Special items	(833)	(283)	14
Total operating expenses excluding special items	$6,950	$4,954	$7,280

Operating income (loss)	$(80)	$(1,714)	$800
Add back: Special items	(833)	(283)	14
Operating income (loss) excluding special items	$(913)	$(1,997)	$814

Operating margin excluding special items	(15.1)%	(67.5)%	10.1%

Income (loss) before income taxes	$(263)	$(1,893)	$768
Add back: Special items	(833)	(283)	14
Less: Gain on equity investments	44	—	15
Income (loss) before income taxes excluding special items and gain on equity investments	$(1,140)	$(2,176)	$767

Pre-tax margin excluding special items and gain on equity investments	(18.9)%	(73.6)%	9.5%

Net income (loss)	$(182)	$(1,354)	$569
Add back: Special items	(833)	(283)	14
Less: Income tax benefit (expense) related to special items	(249)	(69)	4
Less: Gain on equity investments	44	—	15
Less: Income tax (expense) related to gain on equity investments	(13)	—	(4)
Net income (loss) excluding special items and gain on equity investments	$(797)	$(1,568)	$568

Earnings (loss) per common share:
Basic	$(0.57)	$(4.88)	$1.92
Add back: Special items, net of tax	(1.84)	(0.77)	0.04
Less: Gain on equity investments, net of tax	0.10	—	0.04
Basic excluding special items and gain on equity investments	$(2.51)	$(5.65)	$1.92

Diluted	$(0.57)	$(4.88)	$1.91
Add back: Special items, net of tax	(1.84)	(0.77)	0.03
Less: Gain on equity investments, net of tax	0.10	—	0.04
Diluted excluding special items and gain on equity investments	$(2.51)	$(5.65)	$1.90

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

NON-GAAP FINANCIAL MEASURE ADJUSTED DEBT TO CAPITALIZATION RATIO
(in millions)	December 31,
	2021	2020
Long-term debt and finance lease obligations	$3,651	$4,413
Current maturities of long-term debt and finance lease obligations	355	450
Operating lease liabilities — aircraft	256	273
Adjusted debt	$4,262	$5,136

Long-term debt and finance lease obligations	$3,651	$4,413
Current maturities of long-term debt and finance lease obligations	355	450
Operating lease liabilities — aircraft	256	273
Stockholders' equity	3,849	3,951
Adjusted capitalization	$8,111	$9,087

Adjusted debt to capitalization ratio	53%	57%

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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF FREE CASH FLOW
(in millions)	Year Ended December 31,
	2021	2020	2019	2018	2017
Net cash provided by (used in) operating activities	$1,642	$(683)	$1,449	$1,200	$1,379
Less: Capital expenditures	(907)	(715)	(932)	(908)	(1,074)
Less: Pre-delivery deposits for flight equipment	(88)	(76)	(224)	(206)	(128)
Free Cash Flow	$647	$(1,474)	$293	$86	$177

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
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2021 cost per gallon of fuel. Based on projected 2022 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $224 million in 2022. We did not have any fuel hedges outstanding as of December 31, 2021.

The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.9 billion of our debt and finance lease obligations, with the remaining $0.1 billion having floating interest rates. If interest rates were on average 100 basis points higher in 2022 than they were during 2021, our interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 100 basis points lower in 2022 than they were during 2021, our interest income from cash and investment balances would decrease by approximately $1 million. This amount is determined by considering the impact of the hypothetical interest rates on the balances of our money market funds and short-term, interest-bearing investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of JetBlue Airways Corporation at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our specially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loyalty Program - Breakage

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, under the customer loyalty program, the Company issues points to customers based upon the fare paid for a ticket purchase or through sales to business partners, including JetBlue’s co-branded credit card partners. The Company defers a portion of the transaction price allocable to points issued and recognizes revenue when the points are redeemed for travel. The Company estimates breakage for issued points using historical redemption patterns and records revenue for points that are not expected to be redeemed. Estimates of breakage are evaluated annually, and changes to breakage estimates prospectively impact Passenger revenue and Air traffic liability. The balance of the Company’s Air traffic liability associated with the loyalty program was $891 million as of December 31, 2021.

Auditing management’s estimates and calculations used in its accounting for the loyalty program is significant to our audit as the related impact to Passenger revenue and Air traffic liability is material and sensitive to changes in the breakage rate. The estimate of breakage by management requires the Company to forecast redemption patterns, which involves the application of judgment and estimation. As a result, auditing the Company’s accounting for the loyalty program breakage estimate was complex and highly judgmental.

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

Loyalty Program – Co-Brand Agreement

Description of the Matter
The balance of the Company’s Air traffic liability associated with the loyalty program was $891 million as of December 31, 2021. For the year ended December 31, 2021, the Company recognized revenue of $305 million classified as Loyalty revenue – air transportation within passenger revenue and revenue of $306 million classified as Loyalty revenue within other revenue associated with various partner agreements including, but not limited to, its co-branded credit card agreements, in the consolidated statements of operations. As discussed in Note 2 to the consolidated financial statements, in June 2021 the Company entered into an Amended and Restated Co-Branded Card Agreement with a bank (the “Co-Brand Agreement”). The Company allocates the consideration received from the Co-Brand Agreement based on its estimate of the relative standalone selling prices of the products and services delivered, which includes air transportation, use of the Company’s brand name, access to customer lists, advertising and other airline benefits.

Auditing the Company's accounting for the Co-Brand Agreement was complex and highly judgmental due to the significant estimation required in determining the standalone selling price of the performance obligation related to the Company's brand and customer lists elements (collectively the “brand element”), primarily resulting from the absence of observable standalone selling prices. A change in the estimated standalone selling prices of the brand element could have a material impact on the air traffic liability balances and the timing of revenue recognition.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's accounting for the Co-Brand Agreement, including controls specific to the estimated standalone selling price of the Company's brand element and the completeness and accuracy of the underlying data.

To test the estimated standalone selling price of the brand element, our audit procedures included, among others, involving a valuation specialist to assist in testing the method used to develop the standalone selling price of the Company's brand element, and assessing the reasonableness of the inputs used to develop the estimate, which included corroborating those inputs to publicly available data. Additionally, we performed sensitivity analyses to evaluate the changes to the Company's air traffic liability that would result from changes in the estimated standalone selling prices of the Company's brand element.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2001.

New York, New York
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 22, 2022

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,018	$1,918
Investment securities	824	1,135
Receivables, less allowance (2021 - $3; 2020-$2)	207	98
Inventories, less allowance (2021 - $24; 2020-$27)	74	71
Prepaid expenses and other	124	123
Total current assets	3,247	3,345
PROPERTY AND EQUIPMENT
Flight equipment	11,161	10,256
Pre-delivery deposits for flight equipment	337	420
Total flight equipment and pre-delivery deposits, gross	11,498	10,676
Less accumulated depreciation	3,227	2,888
Total flight equipment and pre-delivery deposits, net	8,271	7,788
Other property and equipment, gross	1,205	1,202
Less accumulated depreciation	662	591
Total other property and equipment, net	543	611
Total property and equipment, net	8,814	8,399
OPERATING LEASE ASSETS	729	804
OTHER ASSETS
Investment securities	39	2
Restricted cash	59	51
Intangible assets, net of accumulated amortization of $405 and $360, at 2021 and 2020, respectively.	284	261
Other	470	544
Total other assets	852	858
TOTAL ASSETS	$13,642	$13,406
See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$499	$365
Air traffic liability	1,618	1,122
Accrued salaries, wages and benefits	480	409
Other accrued liabilities	359	215
Current operating lease liabilities	106	113
Current maturities of long-term debt and finance lease obligations	355	450
Total current liabilities	3,417	2,674
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,651	4,413
LONG-TERM OPERATING LEASE LIABILITIES	690	752
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	843	922
Air traffic liability - non-current	640	616
Other	552	78
Total deferred taxes and other liabilities	2,035	1,616
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 478 and 474 shares issued and 320 and 316 shares outstanding at 2021 and 2020, respectively	5	5
Treasury stock, at cost; 158 and 158 shares at 2021 and 2020, respectively	(1,989)	(1,981)
Additional paid-in capital	3,047	2,959
Retained earnings	2,786	2,968
Accumulated other comprehensive income	—	—
Total stockholders’ equity	3,849	3,951
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,642	$13,406

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2021	2020	2019
OPERATING REVENUES
Passenger	$5,609	$2,733	$7,786
Other	428	224	308
Total operating revenues	6,037	2,957	8,094
OPERATING EXPENSES
Aircraft fuel and related taxes	1,436	631	1,847
Salaries, wages and benefits	2,358	2,032	2,320
Landing fees and other rents	628	358	474
Depreciation and amortization	540	535	525
Aircraft rent	99	85	99
Sales and marketing	183	110	290
Maintenance, materials and repairs	626	441	619
Other operating expenses	1,080	762	1,106
Special items	(833)	(283)	14
Total operating expenses	6,117	4,671	7,294
OPERATING (LOSS) INCOME	(80)	(1,714)	800
OTHER INCOME (EXPENSE)
Interest expense	(192)	(179)	(79)
Interest income	17	23	32
Gain on equity investments, net	44	—	15
Other	(52)	(23)	—
Total other expense	(183)	(179)	(32)
(LOSS) INCOME BEFORE INCOME TAXES	(263)	(1,893)	768
Income tax (benefit) expense	(81)	(539)	199
NET (LOSS) INCOME	$(182)	$(1,354)	$569

(LOSS) EARNINGS PER COMMON SHARE
Basic	$(0.57)	$(4.88)	$1.92
Diluted	$(0.57)	$(4.88)	$1.91

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended December 31,
	2021	2020	2019
NET (LOSS) INCOME	$(182)	$(1,354)	$569
Changes in fair value of derivative instruments, net of reclassifications into earnings, net of taxes of $0, $0, and $(1) in 2021, 2020, and 2019, respectively	—	(2)	5
Total other comprehensive (loss) income	—	(2)	5
COMPREHENSIVE (LOSS) INCOME	$(182)	$(1,356)	$574

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(182)	$(1,354)	$569
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(88)	(329)	139
Impairment of long-lived assets	—	273	—
Depreciation and amortization	540	535	525
Stock-based compensation	28	28	31
Losses on sale-leaseback transactions	—	106	—
Losses on debt extinguishments	50	9	—
Unrealized (gains) losses on investments	(49)	2	(21)
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	(46)	144	(3)
Decrease in inventories, prepaid and other	138	52	188
Increase in air traffic liability	447	66	118
Increase (decrease) in accounts payable and other accrued liabilities	806	(255)	(91)
Other, net	(2)	40	(6)
Net cash provided by (used in) operating activities	1,642	(683)	1,449
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(907)	(715)	(932)
Pre-delivery deposits for flight equipment	(88)	(76)	(224)
Purchase of held-to-maturity investments	(37)	—	(374)
Proceeds from the maturities of held-to-maturity investments	—	21	534
Purchase of available-for-sale securities	(1,577)	(1,962)	(1,000)
Proceeds from the sale of available-for-sale securities	1,910	1,174	880
Proceeds from sale-leaseback transactions	—	209	—
Other, net	(5)	—	(13)
Net cash (used in) investing activities	(704)	(1,349)	(1,129)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,010	2,541	981
Proceeds from short-term borrowings	—	981	—
Proceeds from sale-leaseback transactions	—	354	—
Proceeds from issuance of common stock	46	619	51
Proceeds from issuance of stock warrants	14	28	—
Repayment of long-term debt and finance lease obligations	(1,892)	(372)	(323)
Repayment of short-term borrowings	—	(1,000)	—
Acquisition of treasury stock	(8)	(167)	(542)
Other, net	—	(1)	(2)
Net cash provided by (used in) financing activities	(830)	2,983	165
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	108	951	485
Cash, cash equivalents and restricted cash at beginning of period	1,969	1,018	533
Cash, cash equivalents and restricted cash at end of period (1)	$2,077	$1,969	$1,018
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$180	$139	$62
Cash payments for income taxes (net of refunds)	3	5	(52)
NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$46	$144	$7

See accompanying notes to consolidated financial statements.

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
	December 31,
	2021	2020	2019
Cash and cash equivalents	$2,018	$1,918	$959
Restricted cash	59	51	59
Total cash, cash equivalents and restricted cash	$2,077	$1,969	$1,018

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	422	$4	116	$(1,272)	$2,203	$3,753	$(3)	$4,685
Net income	—	—	—	—	—	569	—	569
Other comprehensive income	—	—	—	—	—	—	5	5
Vesting of restricted stock units	2	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	31	—	—	31
Shares issued under Crewmember Stock Purchase Plan	3	—	—	—	51	—	—	51
Shares repurchased	—	—	29	(504)	(32)	—	—	(536)
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net (loss)	—	—	—	—	—	(1,354)	—	(1,354)
Other comprehensive (loss)	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	28	—	—	28
Shares issued under Crewmember Stock Purchase Plan	4	—	—	—	35	—	—	35
Shares repurchased	—	—	13	(192)	32	—	—	(160)
CARES Act warrant issuance	—	—	—	—	28	—	—	28
Shares issued under common stock offering	42	1	—	—	583	—	—	584
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net (loss)	—	—	—	—	—	(182)	—	(182)
Vesting of restricted stock units	1	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	28	—	—	28
Shares issued under Crewmember Stock Purchase Plan	3	—	—	—	46	—	—	46
Warrants issued under federal support programs	—	—	—	—	14	—	—	14
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2021, we served 107 destinations in 31 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 24 countries in the Caribbean and Latin America.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean, and Latin America, and between New York and London. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated.
Use of Estimates
The preparation of our consolidated financial statements and accompanying notes in conformity with GAAP requires us to make certain estimates and assumptions. Actual results could differ from those estimates.
Fair Value
The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification® ("ASC" or the "Codification") establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. Refer to Note 13 to our consolidated financial statements for more information.
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
Accounts Receivable
Accounts receivable are carried at cost. They primarily consist of amounts due from credit card companies associated with sales of tickets for future travel as well as amounts due from our co-branded credit card partners. We estimate an allowance for doubtful accounts based on known troubled accounts, if any, and historical experience of losses incurred, as well as current and expected conditions.
Investment Securities
Investment securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Available-for-sale investment securities
Our available-for-sale investment securities include highly liquid investments such as time deposits, U.S. Treasury bills with maturities between three and twelve months, commercial paper, equity securities of publicly traded companies, and convertible debt securities which are stated at fair value.
Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, such as corporate bonds and U.S. Treasury notes, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years ended December 31, 2021, 2020 or 2019. The estimated fair value of these investments approximated their carrying value as of December 31, 2021 and 2020.
The carrying values of investment securities consisted of the following at December 31, 2021 and 2020 (in millions):

	December 31, 2021	December 31, 2020
Available-for-sale securities
Time deposits	$790	$1,130
Commercial paper	2	—
Equity securities	26	—
Debt securities	8	7
Total available-for-sale securities	826	1,137
Held-to-maturity securities
Corporate bonds	37	—
Total held-to-maturity securities	37	—
Total investment securities	$863	$1,137
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Codification. The carrying amount of our equity method investments, which is recorded within other assets on our consolidated balance sheets, was $32 million and $34 million as of December 31, 2021 and 2020, respectively. In September 2019, we recognized a gain of $15 million on one of our equity method investments related to its fair value measurement upon the closing of a subsequent financing round.
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC ("JTV"), has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments, which is included within other assets on our consolidated balance sheet, was $72 million and $40 million as of December 31, 2021 and December 31, 2020, respectively.
We recognized a gain of $37 million on these investments for the year ended December 31, 2021. The gain was triggered by an observable transaction for a similar security issued by a portfolio company which indicated a change in overall valuation. We estimated the fair value of our investment in the company using third party valuations and considered specific circumstances such as our expectation of a potential exit from the company, prices from previous issuances of equity securities, the rights and obligations of holders of similar securities within the company, and estimates of volatility. Due to the use of significant unobservable inputs, our investment is classified as Level 3 in the fair value hierarchy.
In August 2021, we recognized a gain of $17 million in connection with the initial public offering of a company within the JTV investment portfolio. Subsequent to the initial public offering, this investment is measured at fair value with unrealized holding gains and losses recorded in earnings. Total net gain recognized on this investment was $7 million in 2021. The carrying value of this investment, which is included within short-term investment securities on our consolidated balance sheet, was $26 million as of December 31, 2021.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport, and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million as of December 31, 2021 and 2020.
Derivative Instruments
Our derivative instruments include fuel hedge contracts, such as jet fuel call options and call option spreads, which are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets and other current liabilities on our consolidated balance sheets. We did not have any fuel hedging contracts outstanding at December 31, 2021 or 2020. Refer to Note 12 to our consolidated financial statements for more information.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally five years. The net book value of computer software, which is included in intangible assets on our consolidated balance sheets, was $144 million and $121 million as of December 31, 2021 and 2020, respectively. Amortization expense related to computer software was $45 million, $44 million and $52 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, amortization expense related to computer software is expected to be approximately $46 million in 2022, $39 million in 2023, $28 million in 2024, $14 million in 2025, and $4 million in 2026.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist primarily of acquired Slots at certain High Density Airports which result in no amortization expense. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We evaluate our indefinite-lived intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. As of December 31, 2021 and 2020, our indefinite-lived intangible assets, which are included in intangible assets on our consolidated balance sheets, were $139 million. We performed an impairment assessment as of December 31, 2021 and determined our indefinite-lived intangible assets were not impaired.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In response to the impact of COVID-19 on air travel, in 2020, we extended the expiration dates for travel credits issued from February 27, 2020 through June 30, 2020 to a 24-month period. In January 2022, in response to the surge in COVID-19 cases and flight cancellations in late 2021, we further extended the expiration dates for travel credits with an original expiration date between February 1, 2020 through September 29, 2022 to September 30, 2022. All passenger credits were classified as current air traffic liability as of December 31, 2021.
Loyalty Program
Customers may earn points under our customer loyalty program, TrueBlue®, based on the fare paid and fare product purchased for a flight. Customers can also earn points through business partners such as credit card companies, hotels, car rental companies, and our participating airline partners.
Points Earned From a Ticket Purchase. When a TrueBlue® member travels, we recognize a portion of the fare as revenue and defer in air traffic liabilities the portion that represents the value of the points net of spoilage, or breakage. We allocate the transaction price to each performance obligation on a relative standalone basis. We determine the relative standalone selling price of TrueBlue® points issued using the redemption value approach. To maximize the use of observable inputs, we utilize the actual ticket value of the tickets purchased with TrueBlue® points. The liability is relieved and passenger revenue is recognized when the points are redeemed and the free travel is provided.
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the relative standalone selling price, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our contracts are generally from one to ten years. The overall consideration received is allocated to each performance obligation based on its relative standalone selling price. The air transportation element is deferred and recognized as passenger revenue when the points are redeemed. The other elements are recognized as other revenue when the performance obligations related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.
Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (included within Air traffic liability), and a portion that are not expected to be redeemed during the following twelve months (included within Air traffic liability - non-current). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
Points earned by TrueBlue® members never expire. TrueBlue® members can pool points between small groups of people, branded as Points Pooling™. Breakage is estimated using historical redemption patterns to determine a breakage rate. Breakage

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $45 million in 2021, $45 million in 2020 and $66 million in 2019.
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
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update eliminates, clarifies, and modifies certain guidance related to the accounting for income taxes. This update also removed the requirement to calculate income tax expense for standalone financial statements of wholly-owned subsidiaries. We adopted the requirements of ASU 2019-12 as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This update simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this update amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the requirements of ASU 2020-06 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. We adopted the requirements of ASU 2020-06 as of January 1, 2021. The adoption did not have an impact on our condensed consolidated financial statements as we did not have any convertible instruments outstanding as of December 31, 2020. As discussed in Note 3 to our condensed consolidated financial statements, in March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. The carrying value of this convertible note was included within long-term debt and finance lease obligations on our consolidated balance sheet as of December 31, 2021.
In February 2021, a Securities and Exchange Commission ("SEC") rule intended to modernize, simplify, and enhance certain financial disclosure requirements became effective. The impact of this rule on our financial statements was not material, although several disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations were updated. The primary disclosure changes were to remove: 1) selected financial data for the preceding five years and 2)

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discussions comparing 2020 and 2019 results, and direct readers of our Form 10-K to these disclosures included in our prior SEC filings.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This guidance requires business entities to make annual disclosures about transactions with a government (including government assistance) they account for by analogizing to a grant or contribution model. The required disclosure include the nature of the transaction, the entity's related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021, and early adoption is permitted. We adopted the requirements of ASU 2021-10 on our consolidated financial statements as of and for the year ended December 31, 2021. Refer to Notes 3 and 17 to our consolidated financial statements for disclosures on the various assistance received from the federal government in response to the COVID-19 pandemic.

Note 2— Revenue Recognition
The Company categorizes the revenue received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenue recognized by revenue source for the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Passenger revenue
Passenger travel	$5,304	$2,551	$7,395
Loyalty revenue - air transportation	305	182	391
Other revenue
Loyalty revenue	306	168	201
Other revenue	122	56	107
Total revenue	$6,037	$2,957	$8,094
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are recorded as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and the travel has occurred.
In June 2021, the Company entered into an Amended and Restated Co-Branded Card Agreement with Barclaycard® (the "Co-Brand Agreement"). The Co-Brand Agreement, which amends and restates the existing Barclaycard® Co-Brand Agreement, extends the term to 2031 and modifies certain other terms. The terms of the Co-Brand Agreement are effective as of January 1, 2021. The performance obligations such as air transportation; use of the JetBlue brand name, and access to our frequent flyer customer lists; advertising; and other airline benefits are consistent with the previous agreement. We continue to use the accounting method that allocates the consideration received based on the relative standalone selling prices of those performance obligations. The increase in loyalty program revenues are primarily related to brand and non-air transportation elements. In addition, in July 2021, the Company entered into an Amended and Restated Co-Branded Card Agreement with MasterCard® to continue our partnership as network provider under the Co-Brand Agreement.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	December 31, 2021	December 31, 2020
Air traffic liability - passenger travel	$1,323	$964
Air traffic liability - loyalty program (air transportation)	891	733
Deferred revenue(1)	613	92
Total	$2,827	$1,789
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets. The increase in deferred revenue was attributed to the initial cash payments received from our new Co-Branded Credit Card agreements which are deferred and recognized as revenue over the terms of the related contracts.
During the years ended December 31, 2021 and 2020, we recognized passenger revenue of $589 million and $745 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies (in millions):

Balance at December 31, 2019	$661
TrueBlue® points redeemed	(182)
TrueBlue® points earned and sold	254
Balance at December 31, 2020	733
TrueBlue® points redeemed	(305)
TrueBlue® points earned and sold	463
Balance at December 31, 2021	$891
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
Long-term debt and finance lease obligations and the related weighted average interest rate at December 31, 2021 and 2020 consisted of the following (in millions):

	December 31, 2021		December 31, 2020
Secured Debt
Fixed rate specialty bonds, due through 2036	$43	4.9%	$43	4.9%
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	538	2.8%	567	2.8%
2019-1 Series A, due through 2028	168	3.0%	176	3.0%
2019-1 Series B, due through 2027	96	8.2%	109	8.2%
2020-1 Series A, due through 2032	594	4.1%	635	4.1%
2020-1 Series B, due through 2028	155	7.8%	172	7.8%
Fixed rate enhanced equipment notes, due through 2023	88	4.5%	115	4.5%
Fixed rate equipment notes, due through 2028	622	4.2%	895	4.2%
Floating rate equipment notes, due through 2028	103	2.7%	153	2.6%
Floating rate term loan credit facility, due through 2024	—	—%	712	6.4%
Secured CARES Act loan, due through 2025	—	—%	106	3.2%
Citibank line of credit, due through 2023	—	—%	550	2.2%
2020 aircraft sale-leaseback transactions, due through 2024	347	7.4%	352	7.6%
Finance Leases	3	6.1%	63	4.6%
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	2.0%	259	2.0%
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	2.0%	—	—%
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	2.0%	—	—%
0.50% convertible senior notes, due through 2026	750	0.5%	—	—%
Total debt and finance lease obligations	$4,042		$4,907
Less: Debt acquisition cost	(36)		(44)
Less: Current maturities	(355)		(450)
Long-term debt and finance lease obligations	$3,651		$4,413

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
On June 17, 2021, the Company voluntarily repaid a portion of its outstanding borrowings under the Term Loan. On June 30, 2021, the Company repaid the full remaining amount of outstanding borrowings under the Term Loan, which, together with its repayment of June 17, 2021, totaled approximately $722 million, plus accrued interest and associated fees. As of June 30, 2021, all obligations under the Term Loan, including all pledges of collateral were terminated in full. As of December 31, 2021, we did not have a balance outstanding under the Term Loan.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The warrants associated with each of the payroll support programs described above will expire 5 years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
The carrying values relating to the payroll support grants were recorded within other accrued liabilities and were recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The relative fair value of the warrants were recorded within additional paid-in capital and reduced the total carrying value of the grants. Proceeds from the payroll support grants and from the issuance of payroll support warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. Our funding from all payroll support grants were fully utilized as of December 31, 2021.
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
On September 15, 2021, the Company repaid the full amount of outstanding borrowings under the Loan Agreement, which, together with accrued interest and fees, totaled approximately $118 million. As of December 31, 2021, we did not have a balance outstanding and all obligations under the Loan Agreement, including all pledges of collateral, were terminated in full.
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
We borrowed the full amount of $550 million under the Revolving Facility on April 22, 2020.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We repaid the full balance of this facility in the first quarter of 2021. As of December 31, 2021, we did not have a balance outstanding or any borrowings under the Revolving Facility.
2020 Aircraft Sale-Leaseback Transactions
In 2020, we executed $563 million of aircraft sale-leaseback transactions. Of these transactions, $354 million did not qualify as sales for accounting purpose. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our consolidated statements of cash flows. The remaining $209 million of sale-leaseback transactions qualified as sales and generated a loss of $106 million. The assets associated with these transactions which qualified as sales are recorded within operating lease assets. The liabilities are recorded within current operating lease liabilities and long-term operating lease liabilities on our consolidated balance sheets. These transactions are treated as cash from investing activities on our consolidated statements of cash flows.
We did not execute any aircraft sale-leaseback transactions in 2021.
Finance Leases
As of December 31, 2021, various computer equipment under finance leases were included in property and equipment at a cost of $4 million with accumulated amortization of $1 million. The future minimum lease payments under these non-cancelable leases are $1 million in 2022, $2 million in 2023, and no payments in the years thereafter.
As of December 31, 2020, two finance leased Airbus A320 aircraft and two finance leased A321 aircraft, and various computer equipment under finance leases were included in property and equipment at a cost of $188 million with accumulated amortization of $54 million.
0.50% Convertible Senior Notes, Due Through 2026
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
As discussed in Note 1 to our consolidated financial statements, we early adopted the provisions of ASU 2020-06. Accordingly, we evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and the substantial premium model in accordance with ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required.
Interest expense recognized in 2021 was $6 million, of which, $3 million was related to the amortization of debt issuance costs.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the various debt payoffs described above, we recognized debt extinguishment expense of $50 million and $9 million, in 2021 and 2020, respectively. These expenses are included within other expense on our consolidated statements of operations.
As of December 31, 2021, we believe we were in compliance with all of our covenants in relation to our debt and lease agreements.
Maturities of our debt and finance leases, net of debt acquisition costs, for the next five years are as follows (in millions):

Maturities
2022	$347
2023	557
2024	332
2025	192
2026	929
Thereafter	1,649
Aircraft, engines, and other equipment and facilities having a net book value of $5.7 billion at December 31, 2021 were pledged as security under various financing arrangements. Cash payments for interest related to debt and finance lease obligations aggregated to $180 million, $139 million and $62 million in 2021, 2020, and 2019, respectively.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at December 31, 2021 and 2020 were as follows (in millions):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$45	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	532	442	560	440
2019-1 Series A, due through 2028	166	150	174	152
2019-1 Series B, due through 2027	94	121	107	139
2020-1 Series A, due through 2032	587	634	627	658
2020-1 Series B, due through 2028	153	199	170	223
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	88	88	114	116
Fixed rate equipment notes, due through 2028	620	706	891	1,017
Floating rate equipment notes, due through 2028	103	99	152	144
Floating rate term loan credit facility, due through 2024	—	—	702	759
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	219	259	207
Secured CARES Act loan, due through 2025	—	—	104	104
Citibank line of credit, due through 2023	—	—	546	533
2020 sale-leaseback transactions, due through 2024	347	374	352	393
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	121	—	—
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	111	—	—
0.50% convertible senior notes, due through 2026	736	673	—	—
Total(1)	$4,003	$3,982	$4,800	$4,930
(1) Total excludes finance lease obligations of $3 million and $63 million at December 31, 2021 and 2020, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our non-public debt are estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 13 to our consolidated financial statements for an explanation of the fair value hierarchy structure.
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
Short-term Borrowings
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the years ended December 31, 2021 and 2020, we did not have a balance outstanding or borrowings under this line of credit.

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
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of December 31, 2021 and 2020 (in millions):

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		As of December 31,
		2021	2020
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$729	$804
Finance lease assets	Property and equipment, net	3	131
Total lease assets		$732	$935

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$106	$113
Finance lease liabilities	Current maturities of long-term debt and finance lease obligations	1	37
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	690	752
Finance lease liabilities	Long-term debt and finance lease obligations	2	26
Total lease liabilities		$799	$928

		As of December 31,
		2021	2020
Weighted average remaining lease term (in years)
Operating leases		9	9
Finance leases		2	2
Weighted average discount rate
Operating leases		6.00%	5.99%
Finance leases		6.09%	4.60%
Flight Equipment Leases
We operated a fleet of 282 aircraft as of December 31, 2021. Of our fleet, 62 aircraft were accounted for as operating leases and none were accounted for as finance leases. These aircraft leases generally have long durations with remaining terms of 19 months to 7 years.
Less than half of aircraft operating leases can be renewed at rates based on fair market value at the end of the lease term for one or two years. None of our aircraft operating leases have variable rent payments. We have purchase options for 30 of our aircraft leases for fixed amounts at specified periods within the lease terms.
As a result of the unprecedented decline in demand for travel caused by the COVID-19 pandemic, we recorded impairment losses of $273 million for the year ended December 31, 2020 relating to our Embraer E190 fleet. These losses were attributed to aircraft and related spare parts including the ones under operating leases. No impairment loss was recorded in 2021. Refer to Note 17 to our consolidated financial statements for further details.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from 1 month to 14 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Some of these leases also include renewal options and/or termination options that are factored into our determination of lease payments when appropriate. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our consolidated balance sheets.
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
Lease Costs
The table below presents certain information related to our lease costs during the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Operating lease cost	$165	$160	$180
Short-term lease cost	1	1	2
Finance lease cost:
Amortization of assets	—	6	9
Interest on lease liabilities	1	2	3
Variable lease cost	562	282	391
Sublease income	10	(5)	(19)
Total net lease cost	$739	$446	$566
Other Information
The table below presents supplemental cash flow information related to leases during the years ended December 31, 2021, 2020, and 2019 (in millions):

	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$160	$146	$136
Operating cash flows for finance leases	3	4	5
Financing cash flows for finance leases	59	28	17
Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of December 31, 2021 (in millions):

	As of December 31, 2021
	Operating Leases	Finance Leases
2022	$151	$1
2023	152	2
2024	130	—
2025	91	—
2026	73	—
Thereafter	443	—
Total minimum lease payments	1,040	3
Less: amount of lease payment representing interest	(244)	—
Present value of future minimum lease payment	796	3
Less: current obligations under leases	(106)	(1)
Long-term lease obligations	$690	$2
We did not have any lease commitments that have not yet commenced as of December 31, 2021.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reaffirming our commitment to New York, in February 2022, we executed a new lease for our primarily corporate offices that will extend our stay in the present Long Island City location until 2039. The term of this lease will begin in 2023. We expect the new lease will increase our lease commitments by approximately $3 million in 2024, $6 million in 2025, $7 million in 2026, and $97 million thereafter. We have an one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each.

Note 5—Stockholders’ Equity
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
In 2019, we entered into four separate accelerated share repurchase ("ASR") agreements for a sum of $535 million. A total of 28.1 million shares were repurchased under these ASR agreements with an average price paid per share of $19.02.
During the first quarter of 2020, we repurchased 13.0 million shares through an ASR at an average price of $12.27 per share. In accordance with the agreements under various federal governmental assistance programs with Treasury, we are prohibited from making any share repurchases. We have suspended our share repurchase program as of March 31, 2020.
The total shares purchased by JetBlue under each of the ASRs in 2020 and 2019 were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.
On December 4, 2020, we completed the public offering of 42.0 million shares of our common stock at a public offering price of $14.40 per share. Proceeds from the offering were used for general corporate purposes.
As of December 31, 2021, we had a total of 21.8 million shares of our common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 7 to our consolidated financial statements for further details on our share-based compensation.
As of December 31, 2021, we had a total of 158.5 million shares of treasury stock.

Note 6—(Loss) Earnings Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Company's Crewmember Stock Purchase Plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 3.4 million and 2.0 million for the years ended December 31, 2021 and 2020, respectively. There were no anti-dilutive common stock equivalents for the year ended December 31, 2019.
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2021	2020	2019
Net (loss) income	$(182)	$(1,354)	$569

Weighted average basic shares	318.0	277.5	296.6
Effect of dilutive securities	—	—	1.8
Weighted average diluted shares	318.0	277.5	298.4

Earnings per common share
Basic	$(0.57)	$(4.88)	$1.92
Diluted	$(0.57)	$(4.88)	$1.91

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 5 to our consolidated financial statements, JetBlue entered into various ASR agreements in 2020, and 2019 and purchased approximately 13.0 million, and 28.1 million shares, respectively, for $160 million and $535 million, respectively. The number of shares repurchased are based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements.

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
The 2002 Plan was replaced by the 2011 Plan and has an immaterial amount of vested deferred stock units outstanding as of December 31, 2021.
The 2011 Plan was replaced by the 2020 Plan in May 2020.
We additionally have a Crewmember Stock Purchase Plan, or CSPP, that is available to all eligible crewmembers.
Unrecognized stock-based compensation expense was approximately $21 million as of December 31, 2021. This amount relates to a total of 2.2 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, that were outstanding under our 2011 and 2020 Plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 19 months.
The total stock-based compensation expense, which is included within salaries, wages and benefits on our consolidated statements of operations, for the years ended December 31, 2021, 2020, and 2019 was $28 million, $28 million, and $31 million, respectively.
2011 Incentive Compensation Plan
At our Annual Stockholders Meeting held on May 26, 2011, our stockholders approved the JetBlue Airways Corporation 2011 Incentive Compensation Plan. Upon inception, the 2011 Plan had 15.0 million shares of our common stock reserved for issuance. RSUs vest in annual installments over three years which can be accelerated upon the occurrence of a change in control. Under this plan, we grant RSUs to certain crewmembers. Our policy is to grant RSUs based on the market price of the underlying common stock on the date of grant. Under this plan, we grant DSUs to members of our Board of Directors, and PSUs to certain members of our executive leadership team.
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
At our Annual Stockholders Meeting held on May 21, 2015, our stockholders approved amendments to the 2011 Plan increasing the number of shares of Company common stock that remain available for issuance under the plan by 7.5 million.
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2021 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	2.1	$18.08
Granted	—	—
Vested	(1.0)	18.43
Forfeited	(0.2)	17.90
Nonvested at end of year	0.9	$17.72
The total intrinsic value, determined as of the date of vesting, for all RSUs under the 2011 Plan that vested during the year ended December 31, 2021, 2020 and 2019 was $19 million, $18 million and $15 million, respectively. The weighted average grant-date fair value of share awards during the years ended December 31, 2020 and 2019 was $17.96, and $17.27, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors. During the years ended December 31, 2020, and 2019, we granted a nominal amount of DSUs, almost all of which remain outstanding at December 31, 2021. In 2019, we granted a nominal amount of PSUs to members of our executive leadership team, payment of which are based upon achievements of certain performance criteria. No PSUs were granted in 2020 as a result of the economic uncertainty brought on by the COVID-19 pandemic.
2020 Omnibus Equity Incentive Plan
At our Annual Stockholders Meeting held on May 14, 2020, our stockholders approved the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan. Upon inception, the 2020 Plan had 10.5 million shares of our common stock reserved for issuance. The 2020 Plan, by its terms, will terminate no later than May 2030. Under the 2020 plan, we grant RSUs to certain crewmembers and members of our Board of Directors. The vesting periods for the RSUs varies by grant but no less than one year. We also grant DSUs to members of our Board of Directors, and PSUs to certain members of our executive leadership team under the 2020 Plan.
The following is a summary of RSU activity under the 2020 Plan for the year ended December 31, 2021 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	0.1	$13.82
Granted	1.4	18.11
Vested	(0.1)	14.90
Forfeited	(0.1)	18.15
Nonvested at end of year	1.3	$17.98

The total intrinsic value, determined as of the date of vesting, for all RSUs under the 2020 Plan that vested during the year ended December 31, 2021 was $1 million. The weighted average grant-date fair value of share awards during the years ended December 31, 2021 and 2020 was $18.11 and $13.82, respectively.
We have granted a nominal amount of DSUs under the 2020 Plan since its adoption in May 2020. Similar to the 2011 Plan, the vesting period for DSUs under the 2020 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors.
In 2021, we granted a nominal amount of PSUs to members of our executive leadership team, payment of which are based upon achievements of certain performance criteria.
Crewmember Stock Purchase Plans
In May 2011, our stockholders approved the 2011 Crewmember Stock Purchase Plan, or the 2011 CSPP. At inception, the 2011 CSPP had 8.0 million shares of our common stock reserved for issuance.
At our Annual Stockholders Meeting held on May 21, 2015, our stockholders approved amendments to the CSPP increasing the number of shares of Company common stock that remain available for issuance under the plan by 15 million.
In May 2020, our stockholders approved the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan, or the 2020 CSPP to replace the 2011 CSPP which was set to expire in April 2021. At inception, the 2020 CSPP had 17.5 million shares of our common stock reserved for issuance. The 2020 CSPP, by its terms, will terminate no later than May 2030. The other terms of the 2020 CSPP are substantially identical to those of the 2011 CSPP.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our CSPPs have a series of six-month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in CSPP nearly year-round, with the exception of specific blackout dates. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the stock price on the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to our CSPPs for the years ended December 31, 2021, 2020, and 2019 was approximately $9 million, $6 million and $9 million, respectively. Under the plans, crewmembers purchased 3.4 million, 4.1 million, and 3.2 million new shares for the years ended December 31, 2021, 2020, and 2019, respectively, at weighted average prices of $13.93, $8.94, and $16.06 per share, respectively.
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

Note 8—Income Taxes
Our income tax (benefit) expense consisted of the following for the years ended December 31 (in millions):

	2021	2020	2019
Deferred:
Federal	$(44)	$(247)	$119
State	(44)	(82)	20
Deferred income tax (benefit) expense	(88)	(329)	139
Current:
Federal	3	(199)	36
State	5	(9)	19
Foreign	(1)	(2)	5
Current income tax expense (benefit)	7	(210)	60
Total income tax (benefit) expense	$(81)	$(539)	$199
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid incomes taxes. As of December 31, 2021, the Company has filed its Application for Tentative Refund.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax (benefit) expense reconciles to the amount computed by applying the U.S. federal statutory income tax rate to (loss) income before income taxes for the years ended December 31 as follows (in millions):

	2021	2020	2019
Income tax (benefit) expense at statutory rate	$(55)	$(398)	$161
State income tax, net of federal benefit	(36)	(71)	31
Nondeductible expenses	5	5	8
Net operating loss carryback	—	(73)	—
Foreign tax credit re-characterization	—	(13)	—
Foreign rate differential	(5)	2	(3)
Valuation allowance	4	10	—
Unrecognized tax benefit	7	(3)	—
Other, net	(1)	2	2
Total income tax (benefit) expense	$(81)	$(539)	$199
The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2021	2020
Deferred tax assets:
Deferred revenue/gains	$301	$161
Employee benefits	70	71
Foreign tax credit	83	77
Other	4	4
Net operating loss carryforward	522	335
Operating lease liabilities	189	204
Rent expense	108	120
Total deferred tax assets	1,277	972
Valuation allowance	(73)	(69)
Deferred tax assets, net	1,204	903
Deferred tax liabilities:
Accelerated depreciation	(1,845)	(1,625)
Operating lease assets	(182)	(197)
Other	(20)	(3)
Total deferred tax liabilities	(2,047)	(1,825)
Net deferred tax liability	$(843)	$(922)
We have a U.S. foreign tax credit carryforward of $83 million which expires from 2022 to 2031.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2021, we provided a $73 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Of the total valuation allowance, $66 million relates to foreign NOL carryforward, and $7 million relates to U.S. foreign tax credit carryforward that begins to expire in 2022.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2021	2020	2019
Unrecognized tax benefits at January 1,	$32	$36	$33
Increases for tax positions taken during the period	2	1	6
Decreases for tax positions taken during the period	(1)	—	—
Increases for tax positions taken during a prior period	19	—	—
Decreases for tax positions taken during a prior period	(12)	(5)	(3)
Unrecognized tax benefits December 31,	$40	$32	$36
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $10 million of the unrecognized tax benefits as of December 31, 2021 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2016 through 2020 remain subject to examination by the relevant tax authorities.

Note 9—Crewmember Retirement Plan
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the years ended December 31, 2021, 2020, and 2019 were $213 million, $177 million, and $196 million, respectively.

Note 10—Commitments
Flight Equipment Commitments
As of December 31, 2021, our firm aircraft orders consisted of 64 Airbus A321neo aircraft and 62 Airbus A220 aircraft, all scheduled for delivery through 2027. In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2022 to 2026. Options for 20 additional A220-300 aircraft remain available to us. With the addition of these 30 Airbus A220 aircraft, our flight equipment purchase obligations are expected to be $1.0 billion in 2022, $1.7 billion in 2023, $2.0 billion in 2024, $1.6 billion 2025, $1.3 billion in 2026 and 1.0 billion thereafter. We are scheduled to receive three new Airbus A321neo aircraft and ten new Airbus A220 aircraft in 2022.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we are already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15%

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective March 2020. In March 2021, the U.S. Trade Representative announced a four-month suspension of the tariff that was followed by an announcement in June 2021 that the suspension will be extended for five years. We continue to work with our business partners, including Airbus, to evaluate the potential financial and operational impact of these announcements on our future aircraft deliveries, including after the suspension is lifted. The imposition of this or any tariff could substantially increase the cost of new aircraft and parts.
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
As of December 31, 2021, we had approximately $26 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
In April 2018, JetBlue inflight crewmembers elected to be represented by the TWU. The NMB certified the TWU as the representative for JetBlue inflight crewmembers. The parties reached a final agreement for the first collective bargaining agreement which was ratified by our inflight crewmembers in December 2021. The agreement is a five-year, renewable contract effective December 13, 2021. During the fourth quarter of 2021, we recorded a one-time ratification bonus totaling $8 million to be allocated amongst our inflight crewmembers as determined by TWU. Refer to Note 17 to our consolidated financial statements for additional information.
As of December 31, 2021, approximately 46 percent of our full-time equivalent crewmembers were represented by labor unions and approximately 20 percent were covered by collective bargaining agreements that are currently amendable or that will become amendable within one year.
Except for our pilots and inflight crewmembers who are represented by ALPA, and TWU, respectively, our other frontline crewmembers do not have third party representation.
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
Under both aircraft leases with foreign lessors and aircraft mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary to ensure that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease or loan up to 25 years.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $5 million as of December 31, 2021.
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
Also on September 21, 2021, the Department of Transportation (the "DOT") published a Clarification Notice relating to the agreement that had been reached between the DOT, JetBlue, and American in January 2021, at the conclusion of the DOT’s review of the NEA ("DOT Agreement"). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that the DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit Airlines, Inc. regarding the NEA, pending resolution of the DOJ action described above.
JetBlue believes the lawsuit is without merit and, along with American, intends to defend itself vigorously. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter. In November 2021, JetBlue and American filed a motion to dismiss the DOJ's lawsuit against the NEA. Motion practice has concluded and the parties await a decision, while the lawsuit proceeds concurrently.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Financial Derivative Instruments and Risk Management
As part of our risk management techniques, we periodically purchase over-the-counter energy derivative instruments and enter into fixed forward price agreements, or FFPs, to manage our exposure to the effect of changes in the price of jet fuel. Prices for the underlying commodities have historically been highly correlated to jet fuel, making derivatives of them effective at providing short-term protection against volatility in average fuel prices. We also periodically enter into jet fuel basis swaps for the differential between heating oil and jet fuel, to further limit the variability in fuel prices at various locations. We do not hold or issue any derivative financial instruments for trading purposes.
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
We did not have any fuel hedging contracts outstanding at December 31, 2021 or 2020.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	Year Ended December 31,
	2021	2020	2019
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$—	$7	$5
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	$—	$8	$—
Hedge (gains) losses on derivatives recognized in comprehensive income	$—	$11	$(1)
Percentage of actual consumption economically hedged	—%	25%	6%
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
There were no offsetting derivative instruments as of December 31, 2021 and 2020.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Fair Value
Under ASC 820, Fair Value Measurement, disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,515	$—	$—	$1,515
Available-for-sale investment securities	26	800	—	826

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,330	$130	$—	$1,460
Available-for-sale investment securities	—	1,137	—	1,137

Refer to Note 3 to our consolidated financial statements for fair value information related to our outstanding debt obligations as of December 31, 2021 and 2020. The carrying values of all other financial instruments approximated their fair values at December 31, 2021 and 2020.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, equity securities of publicly traded companies, and convertible debt securities. Our investments in equity securities of publicly traded companies are classified as Level 1 in the fair value hierarchy as their fair values are based on unadjusted quoted prices in active markets for identical assets. The fair values of our time deposits and convertible debt securities are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We recorded $10 million of losses on these securities during the year ended December 31, 2021. Gains and losses on these securities were not significant during the years ended December 31, 2020, and 2019.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other investments
As discussed in Note 1 to our consolidated financial statement, JTV has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. We recognized a gain of $37 million on these investments for the year ended December 31, 2021. The gain was triggered by an observable transaction for a similar security issued by a portfolio company which indicated a change in overall valuation. We estimated the fair value of our investment in the company using third party valuations and considered specific circumstances such as our expectation of a potential exit from the company, prices from previous issuances of equity securities, the rights and obligations of holders of similar securities within the company, and estimates of volatility. Due to the use of significant unobservable inputs, our investment is classified as Level 3 in the fair value hierarchy.

Note 14—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2021, 2020, and 2019 is as follows (in millions):

Aircraft Fuel Derivatives(1)(2)
Balance of accumulated (loss), at December 31, 2018	$(3)
Reclassifications into earnings, net of taxes of $(1)	4
Change in fair value, net of taxes of $0	1
Balance of accumulated income, at December 31, 2019	$2
Reclassifications into earnings, net of taxes of $(5)	9
Change in fair value, net of taxes of $5	(11)
Balance of accumulated income, at December 31, 2020	$—
Reclassifications into earnings, net of taxes of $0	—
Change in fair value, net of taxes of $0	—
Balance of accumulated income, at December 31, 2021	$—

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

Note 15—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all of the Company’s operations in 2021, 2020 and 2019.

Operating revenues are allocated to geographic regions, as defined by the Department of Transportation, or DOT, based upon the origination and destination of each flight segment. As of December 31, 2021, we served 33 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served two destinations in Europe, or Atlantic as defined by the DOT. Our management includes the three destinations in Puerto Rico and one destination in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2021	2020	2019
Domestic	$3,869	$1,890	$5,633
Caribbean & Latin America	2,150	1,067	2,461
Atlantic	18	—	—
Total	$6,037	$2,957	$8,094

Our tangible assets primarily consist of our fleet of aircraft. Except for our transatlantic service to London which is operated by the long range variant of the Airbus A321neo aircraft, our fleet is deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore our assets do not require any allocation to a geographic area.

Note 16—Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2021 and 2020 are summarized below (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Operating revenues	$733	$1,499	$1,972	$1,834
Operating income (loss)(1)	(294)	147	186	(119)
Net income (loss)(1)(2)	(247)	64	130	(129)
Basic earnings (loss) per share	$(0.78)	$0.20	$0.41	$(0.40)
Diluted earnings per share(1)(2)	N/A	$0.20	$0.40	N/A

2020
Operating revenues	$1,588	$215	$492	$661
Operating (loss)(3)	(334)	(410)	(516)	(454)
Net (loss)(3)	(268)	(320)	(393)	(373)
(Loss) per share(3)	$(0.97)	$(1.18)	$(1.44)	$(1.31)
Our 2021 and 2020 results include the effects of various special items. Refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" within this Report for additional details.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Special Items
Federal payroll support grant recognition(1)	$(830)	$(685)	$—
CARES Act employee retention credit(2)	(11)	(36)	—
Union contract costs(3)	8	—	8
Fleet impairment(4)	—	273	—
Severance and benefit costs(5)	—	59	—
Losses on sale-leaseback transactions(6)	—	106	—
Embraer E190 fleet transition costs(7)	—	—	6
Total	$(833)	$(283)	$14
(1) As discussed in Note 3 to our consolidated financial statements, we received assistance in the form of grants and unsecured loans under various federal payroll support programs. Funds under these federal payroll support programs were to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying values of the payroll support grants (after consideration of the warrants we issued) were recorded within other liabilities and were recognized as contra-expenses within special items on our consolidated statements of operations as the funds were utilized. We utilized $830 million and $685 million of payroll support grants for the year ended December 31, 2021 and 2020, respectively. Our payroll support grants were fully utilized as of December 31, 2021.
(2) The Employee Retention Credit ("ERC") under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. The Internal Revenue Service ("IRS") subsequently issued Notice 2021-23 and Notice 2021-49 which collectively extended the ERC eligibility to cover qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the IRS. We recognized $11 million and $36 million of ERC as contra-expenses within special items on our consolidated statements of operations for the year ended December 31, 2021 and 2020, respectively.
(3) In April 2018, JetBlue inflight crewmembers elected to be represented by the Transport Workers Union of America, or TWU. The National Mediation Board, or NMB, certified the TWU as the representative for JetBlue inflight crewmembers. The parties reached a final agreement for the first collective bargaining agreement which was ratified by our inflight crewmembers in December 2021. The agreement is a five-year, renewable contract effective December 13, 2021. During the fourth quarter of 2021, we recorded a one-time ratification bonus totaling $8 million to be allocated amongst our inflight crewmembers as determined by TWU.
In April 2014, JetBlue pilots elected to be represented by the Air Line Pilots Association, or ALPA. The NMB certified ALPA as the representative for JetBlue pilots. The parties reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement is a four-year renewable contract, which became effective August 1, 2018. For the year ended December 31, 2019, union contract costs include various one-time costs incurred to implement the provisions of the collective bargaining agreement into our IT systems.
(4) Under ASC 360, Property, Plant, and Equipment, we are required to assess long-lived assets for impairment when events and circumstances indicate that the assets may be impaired. An impairment of long-lived assets exists when the sum of the forecasted undiscounted future cash flows expected to be generated directly by the assets are less than the book value of the assets. Our long-lived assets include both owned and leased properties which are classified as property and equipment, and operating lease assets on our consolidated balance sheets, respectively.
Our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
No fleet impairment loss was recorded for the year ended December 31, 2021.
As the extent of the ongoing impact from the COVID-19 pandemic remains uncertain, we will update our assessment as new information becomes available.
(5) In 2020, the unprecedented declines in demand and in our capacity caused by COVID-19 led to a significant reduction to our staffing needs. In June 2020, we announced a voluntary separation program which allowed eligible crewmembers the opportunity to voluntarily separate from the Company in exchange for severance, health coverage for a specified period of time, and travel privileges based on years of service. Virtually all of our crewmembers were eligible to participate in the voluntary separation program with the exception of our union-represented crewmembers and crewmembers of our wholly-owned subsidiaries (JetBlue Technology Ventures and JetBlue Travel Products). Separation agreements for the majority of the crewmembers who elected to participate in the voluntary program were executed in the third quarter of 2020. One-time costs of $59 million, consisting of severance and health benefits, were recorded for the year ended December 31, 2020 in connection with the program. Approximately $44 million of this charge was disbursed in 2020. Substantially all of the remaining balance has been disbursed as of December 31, 2021 with the residual amount expected to be disbursed by mid-2022. Accruals related to the voluntary separation program are primarily recorded in accrued salaries, wages and benefits, and accounts payable on our consolidated balance sheets.
(6) In 2020, we executed $563 million of aircraft sale-leaseback transactions. Of these transactions, $354 million did not qualify as sales for accounting purposes. The remaining $209 million qualified as sales and generated a loss of $106 million. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of the related aircraft considering third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy.
(7) In July 2018, we announced our decision to exit the Embraer E190 fleet and order 60 Airbus A220-300 aircraft, formerly known as the Bombardier CS300, for expected deliveries beginning in 2020 with the option to purchase 60 additional aircraft. Fleet transition costs for the year ended December 31, 2019 include certain contract termination costs associated with the transition. In 2019, we converted 10 of our options for the A220-300 aircraft into firm orders. Options for 50 additional A220-300 aircraft deliveries remained available to us as of December 31, 2021. In anticipation for the surge in demand created by the NEA with American, in 2021, we announced our decision to delay the retirement of the 30 Embraer E190 aircraft that we own. We reassessed our Embraer E190 assets and adjusted the depreciable lives and salvage value to align with our expected transition dates to the Airbus A220-300 through 2025. Although the Company has not finalized its retirement plans for the Embraer E190 aircraft at December 31, 2021, we do not believe the impact of the change in useful lives of these aircraft will have a material impact on our consolidated financial statements in future periods.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Executive Officers of the Registrant
Certain information concerning JetBlue’s executive officers as of December 31, 2021 follows. There are no family relationships between any of our executive officers.
Robin Hayes, age 55, is our Chief Executive Officer. He was promoted to Chief Executive Officer on February 16, 2015 and served as our President from January 2014 to May 2018. He joined JetBlue as its Chief Commercial Officer in 2008, after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Joanna Geraghty, age 49, is our President and Chief Operating Officer. She was appointed to the position in May 2018. Ms. Geraghty joined JetBlue in 2005 and was most recently our Executive Vice President Customer Experience from 2014 to 2018. She served as Executive Vice President Chief People Officer from 2010 to 2014 and was previously the airline's Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs.
Ursula Hurley, age 40, is our Chief Financial Officer. She was appointed to the position in June 2021. Ms. Hurley first joined JetBlue's finance team in 2004 and subsequently served in positions of increasing responsibility, including as Director, Assistant Treasurer & Fuel from June 2012 to July 2017 and Vice President Structural Programs from July 2017 to July 2018. From July 2018 to April 2021, Ms. Hurley was the Vice President Treasurer, responsible for debt and cash management, cash flow, fuel and interest rate hedging, strategic sourcing, and fleet strategy, including aircraft and engine sourcing.
Brandon Nelson, age 47, is our General Counsel and Corporate Secretary. He was appointed to the position in November 2018. Mr. Nelson joined JetBlue in 2005 and previously served as Director, Corporate Counsel and Assistant Secretary before being promoted in 2009 to Vice President, Associate General Counsel. Prior to JetBlue, Mr. Nelson practiced corporate and business litigation law at firms in California and New York, including Shearman & Sterling LLP.
Carol Clements, age 46, is our Chief Digital and Technology Officer. She was appointed to the position in April 2021. Prior to joining JetBlue, Ms. Clements served as Chief Technology Officer for Pizza Hut where she oversaw its e-commerce channels, restaurant & delivery technology, and data & analytics. Ms. Clements also spent 11 years at Southwest Airlines where she held a variety of leadership roles.
Alexander Chatkewitz, age 57, is our Vice President and Chief Accounting Officer, a position he has held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deloitte & Touche.
Steve Priest, age 51, served as our Chief Financial Officer from February 2017 to June 2021. Mr. Priest joined JetBlue in August 2015 as our Vice President Structural Programs. Prior to JetBlue, he worked at British Airways from 1996 to 2015 where he served as Senior Vice President of the carrier’s North Atlantic joint venture business with American Airlines, Iberia, and Finnair, as well as several other leadership roles.
Mr. Priest resigned from his position as Chief Financial Officer effective June 11, 2021.
Eash Sundaram, age 50, was our Chief Digital & Technology Officer. Mr. Sundaram joined JetBlue in March 2012 as our Chief Information Officer. Prior to joining JetBlue, Mr. Sundaram served as the Chief Information Officer at Pall Corporation and has also held various leadership positions in the Healthcare and Supply Chain Management industries.
Mr. Sundaram retired from his role as our Chief Digital & Technology Officer effective February 2, 2021.
Scott Laurence, age 48, was our Head of Revenue and Planning. He was appointed to the role in June 2019 and joined JetBlue in 2008. Mr. Laurence oversees JetBlue's sales and revenue management organization, network planning, and operational planning & analysis. Prior to joining JetBlue, Mr. Laurence served in various commercial roles at US Airways and United Airlines for 13 years.
Mr. Laurence resigned from his position as Head of Revenue and Planning in January 2022.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2021 fiscal year, or our 2022 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2022 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2021, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,731,412	$17.67	21,774,972
Equity compensation plans not approved by security holders	—	—	—
Total	2,731,412	$17.67	21,774,972
Warrants issued to the U.S. Department of Treasury under the government support programs discussed in Note 3 to our consolidated financial statements are not reflected in this table.
Refer to Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference from our 2021 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2022 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets — December 31, 2021 and December 31, 2020
Consolidated Statements of Operations — For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income — For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows — For the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2021, 2020 and 2019
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 22, 2022	By:	/s/ Alexander Chatkewitz
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

Signature	Capacity	Date

/s/ Robin Hayes	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022
Robin Hayes

/s/ Ursula Hurley	Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Ursula Hurley

/s/ Alexander Chatkewitz	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
Alexander Chatkewitz

/s/ B. Ben Baldanza	Director	February 22, 2022
B. Ben Baldanza

/s/ Peter Boneparth	Director	February 22, 2022
Peter Boneparth

/s/ Monte Ford	Director	February 22, 2022
Monte Ford

/s/ Ellen Jewett	Director	February 22, 2022
Ellen Jewett

/s/ Robert Leduc	Director	February 22, 2022
Robert Leduc

/s/ Teri P. McClure	Director	February 22, 2022
Teri P. McClure

/s/ Sarah Robb O'Hagan	Director	February 22, 2022
Sarah Robb O'Hagan

/s/ Vivek Sharma	Director	February 22, 2022
Vivek Sharma

/s/ Thomas Winkelmann	Director	February 22, 2022
Thomas Winkelmann

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 20, 2016 (File No. 000-49728).

3.1(a)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 14, 2020 and filed on May 20, 2020.

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated May 14, 2020 and file on May 20, 2020.

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

4.5
Indenture, dated March 25, 2021, between JetBlue Airways Corporation, as issuer, and Wilmington Trust, National Association, as trustee—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.5(a)
Form of 0.50% Convertible Senior Note due 2026, dated March 25, 2021 (included as Exhibit A to Exhibit 4.5)—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

4.16
Warrant Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2020.

4.16(a)	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.16)—incorporated by reference to Exhibit 4.16(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

4.17
Warrant Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

4.17(a)	Form of Warrant (included as Annex B to Exhibit 4.17)—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

4.18	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.4	Form of Performance-Contingent Executive Retention Award Agreement—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.15	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.33(p)****
Amendment No. 15 to Airbus Family Purchase Agreement, dated as of October 8, 2020, between Airbus S.A.S. and JetBlue Airways Corporation-—incorporated by reference to Exhibit 10.33(p) to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.41(b)*
Amendment No. 2 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes, dated February 13, 2020—incorporated by reference to Exhibit 10.41(B) to our Current Report on From 8-K dated February 13, 2020 and filed on February 18, 2020.

10.41(c)*
Amendment No. 3 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes dated September 5, 2021—incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

10.42*
Offer Letter between Ursula Hurley and JetBlue Airways Corporation, dated June 15, 2021—incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated May 11, 2021 and filed on June 21, 2021.

10.43*	JetBlue Executive Retention Award - Ursula Hurley dated February 12, 2021—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.43(a)*	JetBlue Executive Retention Award - Ursula Hurley dated April 12, 2021—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.43(b)*
JetBlue Executive Retention Award - Ursula Hurley dated September 5, 2021—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

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

10.50*	JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.31 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020.

10.50(a)*	Form of Performance Share Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.50(b)*	Form of RSU Award Agreement for Non-Employee Directors (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.50(c)*	Form of RSU Award Agreement, Crewmembers (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.50(d)*	Form of Deferred Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.51*	JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.35 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020.

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

10.52(a)
Amendment, dated November 3, 2020, to Loan and Guarantee Agreement, dated as of September 29, 2020, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of JetBlue Airways Corporation party thereto from time to time, as Guarantors, the United States Department of the Treasury, as Lender, and The Bank of New York Mellon as Administrative Agent and Collateral Agent—incorporated by reference to Exhibit 10.52(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.52(b)
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

10.54(a)****
First Amendment to the Northeast Alliance Agreement, dated as of September 11, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.54(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.57
Payroll Support Program Extension Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.58
Promissory Note, dated as of January 15, 2021, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.59
Payroll Support Program 3 Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.60
Promissory Note, dated as of May 6, 2021 issued by JetBlue Airways Corporation in the name of the United States Department of the Treasury—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

+	Filed herewith

++	Furnished herewith

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

**	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.

***	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been provided separately to the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

****	Information in this exhibit identified by brackets is confidential and has been excluded because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

*****	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$69	$19	$15		$73
Allowance for obsolete inventory parts	27	4	7		24
Allowance for doubtful accounts	2	14	13	(1)	3
Total	$98	$37	$35		$100
Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$31	$38	$—		$69
Allowance for obsolete inventory parts	22	5	—		27
Allowance for doubtful accounts	1	6	5	(1)	2
Total	$54	$49	$5		$98
Year Ended December 31, 2019
Valuation allowance for deferred tax assets	$21	$10	$—		$31
Allowance for obsolete inventory parts	18	4	—		22
Allowance for doubtful accounts	1	6	6	(1)	1
Total	$40	$20	$6		$54

(1)Uncollectible accounts written off, net of recoveries.