Form 10-Q
period 2022-03-31
JETBLUE AIRWAYS CORP
filed 2022-04-29
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of March 31, 2022, there were 320,789,028 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,834	$2,018
Investment securities	950	824
Receivables, less allowance (2022-$3; 2021-$3)	248	207
Inventories, less allowance (2022-$25; 2021-$24)	68	74
Prepaid expenses and other	172	124
Total current assets	3,272	3,247
PROPERTY AND EQUIPMENT
Flight equipment	11,265	11,161
Predelivery deposits for flight equipment	369	337
Total flight equipment and predelivery deposits, gross	11,634	11,498
Less accumulated depreciation	3,324	3,227
Total flight equipment and predelivery deposits, net	8,310	8,271
Other property and equipment	1,228	1,205
Less accumulated depreciation	681	662
Total other property and equipment, net	547	543
Total property and equipment, net	8,857	8,814
OPERATING LEASE ASSETS	767	729
OTHER ASSETS
Investment securities	110	39
Restricted cash	67	59
Intangible assets, less accumulated amortization (2022-$417; 2021-$405)	274	284
Other	456	470
Total other assets	907	852
TOTAL ASSETS	$13,803	$13,642

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$624	$499
Air traffic liability	1,939	1,618
Accrued salaries, wages and benefits	478	480
Other accrued liabilities	496	359
Current operating lease liabilities	108	106
Current maturities of long-term debt and finance lease obligations	381	355
Total current liabilities	4,026	3,417
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,545	3,651
LONG-TERM OPERATING LEASE LIABILITIES	726	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	702	843
Air traffic liability - non-current	655	640
Other	551	552
Total deferred taxes and other liabilities	1,908	2,035
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 479 and 478 shares issued and 321 and 320 shares outstanding at March 31, 2022 and December 31, 2021, respectively	5	5
Treasury stock, at cost; 158 and 158 shares at March 31, 2022 and December 31, 2021, respectively	(1,995)	(1,989)
Additional paid-in capital	3,058	3,047
Retained earnings	2,531	2,786
Accumulated other comprehensive (loss)	(1)	—
Total stockholders’ equity	3,598	3,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,803	$13,642

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES
Passenger	$1,603	$670
Other	133	63
Total operating revenues	1,736	733
OPERATING EXPENSES
Aircraft fuel and related taxes	571	193
Salaries, wages and benefits	688	521
Landing fees and other rents	132	115
Depreciation and amortization	143	125
Aircraft rent	26	25
Sales and marketing	57	23
Maintenance, materials and repairs	152	104
Other operating expenses	334	210
Special items	—	(289)
Total operating expenses	2,103	1,027
OPERATING LOSS	(367)	(294)
OTHER INCOME (EXPENSE)
Interest expense	(37)	(58)
Interest income	4	4
Gain on investments, net	2	4
Other	—	(3)
Total other income (expense)	(31)	(53)
LOSS BEFORE INCOME TAXES	(398)	(347)
Income tax benefit	(143)	(100)
NET LOSS	$(255)	$(247)

LOSS PER COMMON SHARE:
Basic	$(0.79)	$(0.78)
Diluted	$(0.79)	$(0.78)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
NET LOSS	$(255)	$(247)
Changes in fair value of available-for-sale securities, net of reclassifications into earnings, net of deferred taxes of $0 and $0 in 2022 and 2021, respectively	(1)	—
Total other comprehensive loss	(1)	—
COMPREHENSIVE LOSS	$(256)	$(247)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(255)	$(247)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(141)	(97)
Depreciation	130	117
Amortization	13	8
Stock-based compensation	11	8
Changes in certain operating assets and liabilities	499	304
Deferred federal payroll support program grants	—	87
Other, net	(10)	(3)
Net cash provided by operating activities	247	177
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(85)	(211)
Predelivery deposits for flight equipment	(49)	(6)
Purchase of held-to-maturity investments	(63)	—
Purchase of available-for-sale securities	(290)	—
Proceeds from the sale of available-for-sale securities	153	270
Other, net	—	(1)
Net cash provided by (used in) investing activities	(334)	52
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	855
Proceeds from issuance of stock warrants	—	8
Repayment of long-term debt and finance lease obligations	(83)	(644)
Acquisition of treasury stock	(6)	(6)
Other, net	—	(1)
Net cash provided by (used in) financing activities	(89)	212
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(176)	441
Cash, cash equivalents and restricted cash at beginning of period	2,077	1,969
Cash, cash equivalents and restricted cash at end of period(1)	$1,901	$2,410

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$20	$40
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2022	2021
Cash payments for income taxes (net of refunds)	1	—

NON-CASH TRANSACTIONS
Operating lease assets obtained under operating leases	$59	$—

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$1,834	$2,358
Restricted cash(2)	67	52
Total cash, cash equivalents and restricted cash	$1,901	$2,410

(2) Restricted cash primarily consists of security deposits, funds held in escrow for estimated workers’ compensation obligations, and performance bonds for aircraft and facility leases.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(255)	—	(255)
Other comprehensive (loss)	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	11	—	—	11
Balance at March 31, 2022	479	$5	158	$(1,995)	$3,058	$2,531	$(1)	$3,598

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net loss	—	—	—	—	—	(247)	—	(247)
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	8	—	—	8
Warrants issued under federal support programs	—	—	—	—	8	—	—	8
Balance at March 31, 2021	475	$5	158	$(1,987)	$2,975	$2,721	$—	$3,714

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean and Latin America, and between New York and London. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2021 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Form 10-K.
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
Due to the ongoing impacts from the coronavirus ("COVID-19") pandemic, seasonal variations in the demand for air travel, the volatility of aircraft fuel prices, and other factors, our operating results for the periods presented herein are not necessarily indicative of the results that may be expected for other interim periods or the entire fiscal year.
Investment Securities
Investment securities consist of available-for-sale investment securities, held-to-maturity investment securities, and equity securities. When sold, we use a specific identification method to determine the cost of the securities.
Available-for-sale investment securities. Our available-for-sale investment securities include investments such as time deposits, U.S. Treasury bills with maturities between three and twelve months, commercial paper, and convertible debt securities.
The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the fair value hierarchy. We did not record any material gains or losses on these securities during the three months ended March 31, 2022 or 2021. Refer to Note 7 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
Held-to-maturity investment securities. Our held-to-maturity investment securities consist of investment-grade interest bearing instruments, such as corporate bonds and U.S. Treasury notes, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the three months ended March 31, 2022 or 2021.
Equity investment securities. Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. We recognized a net unrealized loss of $2 million on these securities during the three months ended March 31, 2022. No gains or losses were recorded during the same period in 2021.
The aggregate carrying values of our short-term and long-term investment securities consisted of the following at March 31, 2022 and December 31, 2021 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2022	December 31, 2021
Available-for-sale investment securities
Time deposits	$865	$790
Commercial paper	61	2
Debt securities	10	8
Total available-for-sale investment securities	936	800
Held-to-maturity investment securities
Corporate bonds	100	37
Total held-to-maturity investment securities	100	37
Equity investment securities	24	26
Total investment securities	$1,060	$863
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification"), we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments, which is included within other assets on our consolidated balance sheet, was $73 million and $72 million as of March 31, 2022 and December 31, 2021, respectively. We did not record any material gains or losses on these investments during the three months ended March 31, 2022 and 2021.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million as of March 31, 2022 and December 31, 2021.
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. The carrying amount of our equity method investments was $37 million and $32 million as of March 31, 2022 and December 31, 2021, respectively, and is included within other assets on our consolidated balance sheets. In March 2022, we recognized a gain of $3 million on one of our equity method investments related to its issuance of additional shares upon the closing of a subsequent financing round.

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Passenger revenue
Passenger travel	$1,490	$625
Loyalty revenue - air transportation	113	45
Other revenue
Loyalty revenue	88	45
Other revenue	45	18
Total revenue	$1,736	$733

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and the travel has occurred. Loyalty revenue within other revenue is primarily comprised of the non-air transportation elements of the sales of our TrueBlue® points.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	March 31, 2022	December 31, 2021
Air traffic liability - passenger travel	$1,643	$1,323
Air traffic liability - loyalty program (air transportation)	912	891
Deferred revenue(1)	595	613
Total	$3,150	$2,827
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the three months ended March 31, 2022 and 2021, we recognized passenger revenue of $709 million and $237 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the three months ended March 31, 2022 and 2021 (in millions):

Balance at December 31, 2021	$891
TrueBlue® points redeemed	(113)
TrueBlue® points earned and sold	134
Balance at March 31, 2022	$912

Balance at December 31, 2020	$733
TrueBlue® points redeemed	(45)
TrueBlue® points earned and sold	70
Balance at March 31, 2021	$758
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the three months ended March 31, 2022, we made principal payments of $83 million on our outstanding debt and finance lease obligations.
We had pledged aircraft, engines, other equipment, and facilities with a net book value of $5.6 billion at March 31, 2022 as security under various financing arrangements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2022, scheduled maturities of our long-term debt and finance lease obligations were $267 million for the remainder of 2022, $557 million in 2023, $332 million in 2024, $192 million in 2025, $929 million in 2026, and $1.6 billion thereafter.
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at March 31, 2022 and December 31, 2021 were as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value(2)	Carrying Value	Estimated Fair Value(2)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$44	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	532	398	532	442
2019-1 Series A, due through 2028	166	141	166	150
2019-1 Series B, due through 2027	95	113	94	121
2020-1 Series A, due through 2032	587	566	587	634
2020-1 Series B, due through 2028	153	183	153	199
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	66	65	88	88
Fixed rate equipment notes, due through 2028	575	519	620	706
Floating rate equipment notes, due through 2028	89	83	103	99
2020 sale-leaseback transactions, due through 2024	346	358	347	374
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	188	259	219
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	104	144	121
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	95	132	111
0.50% convertible senior notes due 2026	737	628	736	673
Total(1)	$3,923	$3,485	$4,003	$3,982
(1) Total excludes finance lease obligations of $3 million and $3 million at March 31, 2022 and December 31, 2021, respectively.
(2) The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair value of our non-public debt are estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. Refer to Note 7 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
We have financed certain aircraft with Enhanced Equipment Trust Certificates, or EETCs. One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes, which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity, or VIE, as defined in Topic 810, Consolidation of the FASB Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us, and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.

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
The carrying values relating to the payroll support grants were recorded within other accrued liabilities and were recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The relative fair value of the warrants were recorded within additional paid-in capital and reduced the total carrying value of the grants. Proceeds from the payroll support grants and from the issuance of payroll support warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. Our funding from all payroll support grants has been fully utilized since September 30, 2021.
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
On September 15, 2021, the Company repaid the full amount of outstanding borrowings under the Loan Agreement, which, together with accrued interest and fees, totaled approximately $118 million. As of March 31, 2022, we did not have a balance outstanding and all obligations under the Loan Agreement, including all pledges of collateral, were terminated in full.
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
We evaluated the conversion feature of this note offering for embedded derivative in accordance with Topic 815, Derivatives and Hedging of the FASB Codification, and the substantial premium model in accordance with Topic 470, Debt of the FASB Codification. Based on our assessment, separate accounting for the conversion feature of this note offering is not required.
Interest expense recognized during the three months ended March 31, 2022 was $2 million, which included $1 million in amortization of debt issuance costs. Interest expense recognized during the three months ended March 31, 2021 was insignificant.
Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $550 million. The term of the facility runs through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement are secured by unencumbered aircraft, simulators, and certain other assets. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended March 31, 2022 and December 31, 2021, we did not have a balance outstanding or any borrowings under this line of credit.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended March 31, 2022 and December 31, 2021, we did not have a balance outstanding or any borrowings under this line of credit.

Note 4—Loss Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Crewmember Stock Purchase Plan, convertible notes, and any other potentially dilutive instruments using the treasury stock and if-converted methods. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 2.9 million and 3.5 million for the three months ended March 31, 2022 and 2021, respectively.
The following table shows how we computed loss per common share for the three months ended March 31, 2022 and 2021 (dollars and share data in millions):

	Three Months Ended March 31,
	2022	2021
Net loss	$(255)	$(247)

Weighted average basic shares	320.5	316.3
Effect of dilutive securities	—	—
Weighted average diluted shares	320.5	316.3

Loss per common share
Basic	$(0.79)	$(0.78)
Diluted	$(0.79)	$(0.78)

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
Our pilots receive a non-elective Company contribution of 16% of eligible pilot compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association ("ALPA"), in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. The Company's non-elective contribution of eligible pilot compensation vests after three years of service.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended March 31, 2022 and 2021 was $62 million and $48 million, respectively.

Note 6—Commitments and Contingencies
Flight Equipment Commitments
In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2022 to 2026. Options for 20 additional A220-300 aircraft remain available to us.
As of March 31, 2022, our firm aircraft orders consisted of 64 Airbus A321neo aircraft and 92 Airbus A220 aircraft, scheduled for delivery through 2027. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits as of March 31, 2022 is approximately $0.7 billion for the remainder of 2022, $1.6 billion in 2023, $2.0 billion in 2024, $1.7 billion in 2025, $1.4 billion in 2026, and $1.0 billion thereafter.
The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of March 31, 2022. In February 2022, we received notice from Airbus of anticipated delivery delays for the A220 aircraft. We expect a delivery of a maximum of nine A220 aircraft in 2022 as a result of the delays.
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
As of March 31, 2022, we had approximately $32 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $26 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Except for our pilots and inflight crewmembers who are represented by the Air Line Pilots Association ("ALPA") and the Transport Workers Union of America ("TWU"), respectively, our other frontline crewmembers do not have third party representation.
In April 2021, ALPA, on behalf of the JetBlue pilot group, filed a grievance relating to the Northeast Alliance Agreement ("NEA"), an expanded codeshare and marketing alliance between JetBlue and American Airlines, Inc. ("American") at four Northeast airports. ALPA claims that in entering the NEA, JetBlue violated certain scope clauses as contained in the pilots’ ALPA collective bargaining agreement. A final mediation session concluded in September 2021 and in January 2022, the parties submitted final written briefs to the System Board. Shortly after submission of the briefs, the parties agreed to enter into non-binding mediation with the assistance of the arbitrator with a temporary hold on a System Board decision. As a result of the mediation process, the parties agreed to certain changes to the collective bargaining agreement. The agreement, ratified by the JetBlue pilot group in April 2022, included a one-time payment of $30 million to be paid and recorded as expense in the second quarter of 2022 and a 3% base pay increase effective May 1, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We enter into individual employment agreements with each of our non-unionized FAA-licensed crewmembers, which include dispatchers, technicians, and inspectors, as well as air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.
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
On September 21, 2021, the United States Department of Justice (the "DOJ"), along with the Attorneys General of each of the States of Arizona, California, and Florida, the Commonwealths of Massachusetts, Pennsylvania, and Virginia, and the District of Columbia, filed a lawsuit in the United States District Court for the District of Massachusetts against JetBlue and American, and, together with JetBlue, the “Carriers” concerning the Carriers’ previously implemented NEA. The lawsuit asserts and seeks an adjudication that the NEA violates Section 1 of the Sherman Act, and that the Carriers be permanently enjoined from continuing and restrained from further implementing the NEA.
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

Note 7—Fair Value
Under Topic 820, Fair Value Measurement of the FASB Codification disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:

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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,128	$15	$—	$1,143
Available-for-sale investment securities	—	936	—	936
Equity investment securities	24	—	—	24

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,515	$—	$—	$1,515
Available-for-sale investment securities	—	800	—	800
Equity investment securities	26	—	—	26
Refer to Note 3 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of March 31, 2022 and December 31, 2021.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these instruments during the three months ended March 31, 2022 and 2021.
Equity investment securities
Our equity investment securities include investments in common stocks of publicly traded companies. The fair values of these instruments are classified as Level 1 in the hierarchy as they are based on unadjusted quoted prices in active markets for identical assets. We recognized a net unrealized loss of $2 million on these securities during the three months ended March 31, 2022. No gains or losses were recorded during the same period in 2021.
Other Investments

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As discussed in Note 1 to our condensed consolidated financial statement, JTV has equity investments in emerging companies that do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. We did not record any material gains or losses on these investments during the three months ended March 31, 2022 and 2021.

Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Available-for-sale securities(1)	Total
Balance of accumulated income, at December 31, 2021	$—	$—
Reclassifications into earnings, net of deferred taxes of $0	—	—
Change in fair value, net of deferred taxes of $0	(1)	(1)
Balance of accumulated (loss), at March 31, 2022	$(1)	$(1)

Balance of accumulated income, at December 31, 2020	$—	$—
Reclassifications into earnings, net of deferred taxes $0	—	—
Change in fair value, net of deferred taxes of $0	—	—
Balance of accumulated income, at March 31, 2021	$—	$—
(1) Reclassified to interest income.

Note 9—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Special Items
Federal payroll support grant recognition(1)	$—	$(288)
CARES Act employee retention credit(2)	—	(1)
Total	$—	$(289)
(1) As discussed in Note 3 to our condensed consolidated financial statements, we received assistance in the form of grants and unsecured loans under various federal payroll support programs. Funds under these federal payroll support programs were to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying values of the payroll support grants (after consideration of the warrants we issued) were recorded within other liabilities and were recognized as contra-expenses within special items on our consolidated statements of operations as the funds were utilized. We utilized $288 million of payroll support grants for the three months ended March 31, 2021. Our payroll support grants were fully utilized as of December 31, 2021.
(2) The Employee Retention Credit ("ERC") under the CARES Act is a refundable tax credit which encourages business to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. The Internal Revenue Service ("IRS") subsequently issued Notice 2021-23 and Notice 2021-49 which collectively extended the ERC eligibility to cover qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the IRS. We recognized $1 million of ERC as a contra-expense within special items on our consolidated statements of operations for the three months ended March 31, 2021.

Note 10—Subsequent Event
Proposal to Acquire Spirit Airlines
On April 5 2022, we announced that we have delivered to the board of directors of Spirit Airlines, Inc. ("Spirit") a proposal to acquire all of the outstanding shares of Spirit common stock for a per share consideration of $33.00 in cash.
We intend to fund the transaction with cash on hand and debt financing.
Any transaction with Spirit would be subject to negotiation and execution of, among other agreements, a definitive merger agreement between JetBlue and Spirit which would be subject to approval by each company’s Board of Directors. Completion of the transaction would be subject to customary closing conditions, including receipt of required regulatory approvals and approval of Spirit’s shareholders.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The COVID-19 pandemic continued to have an adverse impact on our business and operating results in the first quarter of 2022. We have seen continued improvements in our business during the first quarter, which we expect to continue throughout 2022.
First Quarter 2022 Results
Our operating results in the first quarter of 2021 and 2020 were adversely impacted by the COVID-19 pandemic. As a result, comparisons of our year-over-year performance are inflated and would not necessarily be indicative of our future operating results. In certain cases, we have also provided comparisons of our first quarter 2022 results to our first quarter 2019 results, which are more reflective of pre-pandemic operations, allowing for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.
•First quarter system capacity increased by 69.2% year-over-year and decreased by 0.3% compared to the first quarter of 2019.
•Revenue for the first quarter of 2022 increased by 137.0%, or $1.0 billion year-over-year, to $1.7 billion. Compared to the first quarter of 2019, revenue decreased by 7.2%, or $135 million.
•Operating revenue per available seat mile ("RASM") for the first quarter of 2022 increased by 40.0% year-over-year to 11.29 cents. This compares to a decrease of 6.9% from the first quarter of 2019.
•Operating expense for the first quarter of 2022 increased by 104.8% year-over-year to $2.1 billion. Compared to the first quarter of 2019, operating expense increased by 17.1%, or $308 million.
•Operating expense per available seat mile ("CASM") for the first quarter of 2022 increased by 21.0% year-over-year to 13.67 cents. This compares to an increase of 17.5% from the first quarter of 2019.
•Our operating expense for the first quarter of 2021 and 2019 included the effects of special items. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense(1) increased by 36.3% to $1.5 billion year-over-year. This compares to an increase of 13.5% from the first quarter of 2019. Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for details of the special items.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel")(1) decreased by 19.4% year-over-year to 9.87 cents for the first quarter of 2022. This compares to an increase of 13.9% from the first quarter of 2019.
•Our reported (loss) earnings per share for the first quarter of 2022, 2021, and 2019 were $(0.79), $(0.78), and $0.14, respectively. Excluding mark-to-market and certain gains and losses on our investments, our adjusted loss per share(1) for the first quarter of 2022 was $(0.80). Excluding special items, our adjusted (loss) earnings per share(1) for the first quarter of 2021 and 2019 were $(1.48) and $0.16, respectively.
Network
Enabled by our NEA with American, we added three new destinations to our network in the first quarter of 2022.

Destination	Service Commenced
Puerto Vallarta, Mexico	February 19, 2022
Kansas City, Missouri	March 27, 2022
Milwaukee, Wisconsin	March 27, 2022
We expect to continue diversifying our network as we recover from the pandemic. We have previously announced services to the following new destinations:

Destination	Service Expected to Commence
Vancouver, Canada	June 9, 2022
Asheville, North Carolina	June 16, 2022
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following the success of our inaugural transatlantic service between New York's John F. Kennedy International Airport and London, which began in August 2021, we have announced plans to begin service to London from Boston Logan International Airport this summer.
Fleet
In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2022 to 2026. Options for 20 additional A220-300 aircraft remain available to us.
Properties
Reaffirming our commitment to New York, in February 2022, we executed a new lease for our primary corporate offices that will extend our stay in the present Long Island City location until 2039. This new lease contributed $59 million to our total operating lease assets and liabilities balances at March 31, 2022.
Environmental, Social, and Governance ("ESG")
We remain focused on continuing to lead in ESG initiatives. Our efforts include:
•In March 2022, the JetBlue Foundation awarded 10 charitable organizations with grants to support and advance their education and mentorship programs. These grants are expected to further the Foundation's mission of increased advocacy for inclusion, gender and racial parity within science, technology, engineering and math education, and aviation.
•We expanded our Gateway program to provide a pathway for families of our crewmembers to become pilots through a defined education, training, and time-building program.
•We made an investment in Electric Power Systems, a leading provider of aerospace battery systems, through JetBlue Technology Ventures ("JTV"), our wholly owned subsidiary.
•In April 2022, JTV announced its investment as a limited partner in TPG Rise Climate, the climate investing strategy of TPG's global impact investing platform TPG Rise, further continuing its commitment to creating a more sustainable travel industry.
•In April 2022, we announced the execution of an offtake agreement with Aemetis for 125 million gallons of blended sustainable aviation fuel ("SAF") to be delivered over 10 years beginning in 2025.
Outlook for 2022
We are pleased with the momentum in demand and revenue trends which accelerated throughout the first quarter. We expect revenue for the second quarter of 2022 to increase between 11% to 16 % compared to the same period in 2019, sustained by the underlying momentum.
To alleviate the recent operational challenges, we are further moderating our capacity growth for the remainder of the year. For the second quarter of 2022, we expect capacity to increase between 0% to 3% compared to the same period in 2019. Full year 2022 capacity is expected to increase between 0% to 5% compared to 2019. Our original expectation for full year 2022 capacity was an increase of between 11% to 15% versus 2019. We believe our operational investments and capacity reductions will improve our operational performance in the coming months while we expect to fly a record number of customers. Given our reduced capacity outlook, we are also exploring the potential to accelerate the retirement of some of our older aircraft.
Operating expenses per available seat mile, excluding fuel and related taxes, other non-airline operating expenses, and special items ("CASM Ex-Fuel")(1) for the second quarter of 2022 is expected to increase between 15% to 17%. This increase is primarily attributed to the following factors: certain inefficient, close-in capacity reductions; premium and incentive pay to our frontline crewmembers to support the operation; ramp-up costs to maintain our hiring pace for the summer; and recent changes
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to the collective bargaining agreement with our pilots group. We expect full year 2022 CASM Ex-Fuel to increase between 10% to 15% compared to 2019.
Despite the temporary cost challenges expected in the near term, we expect the Company will return to profitability in the second half of 2022.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 vs. 2021
Overview
We reported a net loss of $255 million, an operating loss of $367 million and an operating margin of (21.1)% for the three months ended March 31, 2022. This compares to a net loss of $247 million, an operating loss of $294 million and an operating margin of (40.2)% for the three months ended March 31, 2021. Loss per share was $(0.79) for the three months ended March 31, 2022 compared to $(0.78) for the same period in 2021.
Our reported results for the three months ended March 31, 2022 included mark-to-market and certain gains and losses on our investments. Adjusting for these items, our adjusted net loss(1) was $256 million, and adjusted loss per share(1) was $(0.80) for the three months ended March 31, 2022.
Our reported results for the three months ended March 31, 2021 included the effects of special items. Adjusting for these special items(1), our adjusted net loss(1) was $467 million, adjusted operating loss(1) was $583 million, adjusted operating margin(1) was (79.6)%, and adjusted loss per share(1) was $(1.48) for the three months ended March 31, 2021.
On-time performance, as defined by the Department of Transportation ("DOT"), is arrival within 14 minutes of scheduled arrival time. In the first quarter of 2022, our system wide on-time performance was 65.6% compared to 78.9% for the same period in 2021. Our completion factor decreased by 3.0 points to 94.9% in the first quarter of 2022 from 97.9% for the same period in 2021. We experienced operational challenges in the first quarter of 2022 which continued into April.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2022	2021	$	%
Passenger revenue	$1,603	$670	$933	139.5%
Other revenue	133	63	70	111.0
Total operating revenues	$1,736	$733	$1,003	137.0%

Average Fare	$195.99	$149.97	$46.02	30.7%
Yield per passenger mile (cents)	14.67	11.52	3.15	27.3
Passenger revenue per ASM (cents)	10.42	7.36	3.06	41.5
Operating revenue per ASM (cents)	11.29	8.06	3.23	40.0
Average stage length (miles)	1,231	1,277	(46)	(3.6)
Revenue passengers (thousands)	8,177	4,463	3,714	83.2
Revenue passenger miles (millions)	10,927	5,808	5,119	88.1
Available Seat Miles (ASMs) (millions)	15,383	9,090	6,293	69.2
Load Factor	71.0%	63.9%		7.1	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $933 million, or 139.5%, for the three months ended March 31, 2022 compared to the same period in 2021, was primarily driven by the return in demand for travel as we continue to recover from the COVID-19 pandemic. Revenue passengers increased by 83.2% to 8.2 million for the three months ended March 31, 2022 from 4.5 million for the same period in 2021.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, ground handling fees received from other airlines, and rental income. The increase in other revenue of $70 million, or 111.0%, was principally driven by an increase in marketing revenue associated with our TrueBlue® program due to higher customer spend along with improved metrics from our new co-branded credit card agreements, which became effective in mid-2021.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our first quarter 2022 results were characterized by a very strong demand acceleration, with revenue coming in more than six points ahead of our original forecast of a decline between 11% and 16% compared to the same period in 2019. Load factors improved meaningfully from an average of 62% in January to 80% in March. We delivered positive year-over-three revenue growth in the month of March as we exited the quarter with tremendous revenue momentum driven by very strong underlying travel demand across our business.
Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2022	2021	$	%	2022	2021	% Change
Aircraft fuel and related taxes	$571	$193	$378	195.0%	3.71	2.13	74.3%
Salaries, wages and benefits	688	521	167	32.0	4.47	5.74	(22.0)
Landing fees and other rents	132	115	17	14.8	0.86	1.26	(32.2)
Depreciation and amortization	143	125	18	15.1	0.93	1.37	(32.0)
Aircraft rent	26	25	1	4.2	0.17	0.27	(38.4)
Sales and marketing	57	23	34	152.9	0.37	0.25	49.4
Maintenance, materials and repairs	152	104	48	45.8	0.99	1.15	(13.8)
Other operating expenses	334	210	124	59.2	2.17	2.31	(5.9)
Special items	—	(289)	289	(100.0)	—	(3.18)	(100.0)
Total operating expenses	$2,103	$1,027	$1,076	104.8%	13.67	11.30	21.0%

Total operating expenses excluding special items(1)	$2,103	$1,316	$787	59.8%	13.67	14.48	(5.6)%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $378 million, or 195.0%, for the three months ended March 31, 2022 compared to the same period in 2021. The average fuel price for the three months ended March 31, 2022 increased by 68.4% to $2.90 per gallon. Our fuel consumption increased by 75.2%, or 85 million gallons, due to the increase in capacity as demand for travel returned. Scheduled departures increased to 78,393 flights, or 78.0%, for the three months ended March 31, 2022. Given the significant rise in fuel costs, we moderated our capacity growth for the first quarter of 2022.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $167 million, or 32.0%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase was driven primarily by higher total hours worked by our crewmembers as we align our workforce with the increased demand for travel. As of March 31, 2022, we have approximately 23,500 crewmembers compared to approximately 20,000 crewmembers at March 31, 2021. The average number of full-time equivalent crewmembers increased by 33.2% compared to the same period in 2021. We expect near-term pressures on salaries, wages and benefits driven by premium and incentive pay to our frontline crewmembers to support the operation, ramp-up costs to maintain our hiring pace for the summer, and recent changes to the collective bargaining agreement with our pilots group.
Landing Fees and Other Rents
Landing fees and other rents increased by $17 million, or 14.8%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increases in departures.
Depreciation and Amortization
Depreciation and amortization increased by $18 million, or 15.1%, for the three months ended March 31, 2022 compared to the same period in 2021 primarily driven by the addition of 16 new aircraft that were placed into service since March 31, 2021. The average number of our operating aircraft increased by 6.0% during the three months ended March 31, 2022 as compared to the same period in 2021.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales and Marketing
Sales and marketing increased $34 million, or 152.9%, for the three months ended March 31, 2022 compared to the same period in 2021 principally driven by higher credit card fees and computer reservation system charges, which are directly related to return in demand as we continue to recover from the pandemic. Revenue passengers increased by 4 million, or 83.2%, year-over-year.
Materials and Repairs
Maintenance materials and repairs increased $48 million, or 45.8%, for the three months ended March 31, 2022 compared to the same period in 2021, primarily driven by the increase in flying and timing of heavy maintenance visits and engine maintenance.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $124 million, or 59.2%, for the three months ended March 31, 2022 compared to the same period in 2021 as we ramped up the level of our operations in response to the return in demand for air travel.
Special Items
Special items for the three months ended March 31, 2021 included the following:
•Contra-expense of $288 million, which represents the amount of federal payroll support grants utilized during the period; and
•Contra-expenses of $1 million related to the recognition of Employee Retention Credits provided by the CARES Act.
There were no special items for the three months ended March 31, 2022.
Operational Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2022 and 2021:
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2022	2021	%
Operational Statistics
Revenue passengers (thousands)	8,177	4,463	83.2
Revenue passenger miles (RPMs) (millions)	10,927	5,808	88.1
Available seat miles (ASMs) (millions)	15,383	9,090	69.2
Load factor	71.0%	63.9%	7.1	pts
Aircraft utilization (hours per day)	9.9	5.9	67.8

Average fare	$195.99	$149.97	30.7
Yield per passenger mile (cents)	14.67	11.52	27.3
Passenger revenue per ASM (cents)	10.42	7.36	41.5
Operating revenue per ASM (cents)	11.29	8.06	40.0
Operating expense per ASM (cents)	13.67	11.30	21.0
Operating expense per ASM, excluding fuel(1)	9.87	12.25	(19.4)

Departures	78,393	44,049	78.0
Average stage length (miles)	1,231	1,277	(3.6)
Average number of operating aircraft during period	282.0	266.0	6.0
Average fuel cost per gallon, including fuel taxes	$2.90	$1.72	68.4
Fuel gallons consumed (millions)	197	112	75.2
Average number of full-time equivalent crewmembers	19,304	14,493	33.2
Historical trends may not continue. The ongoing COVID-19 pandemic continues to cause disruptions in our operations. We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties surrounding the COVID-19 pandemic, its impact on the economy and consumer behavior, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
As the aviation industry continues to recover from the impacts of the COVID-19 pandemic, airlines including us, have faced ongoing challenges ranging from the spread of the Omicron variant, staffing ramp up, workforce attrition, weather events, and air traffic delays. To address these challenges, we have announced a series of investments aimed at restoring crewmember and customer confidence for the upcoming summer travel season. These investments are centered around five initiatives:
Schedule reduction
A reduced schedule will offer more buffer and flexibility to recover from operational disruptions and put less stress on crew resources. We originally planned to grow our 2022 capacity by 11% to 15% compared to 2019. With a reduced schedule, we now plan to grow our 2022 capacity by 0% to 5% compared to 2019. Most importantly, we are reducing our summer schedule by more than 10% from our original plan, and scheduled aircraft utilization will be down by 10% to 15% compared to 2019. Even with the reductions, we expect to grow significantly in New York's three major airports as part of the NEA, from 200 flights per day in 2019 to nearly 300 flights per day.
Hiring and training
Despite reductions in capacity growth, we will proceed with hiring efforts to increase staffing for the summer, including 5,000 new crewmembers in New York. We have also increased our pilot training team and simulator capacity to meet the increase in demand resulting from pilot attrition.
Addressing customer call volume and hold times
Recent operational disruptions have led to a record number of calls into our customer support center and extended wait times. These disruptions, coupled with a greater number of customers taking advantage of ticket flexibility and calls regarding other COVID-related questions, have taxed customer service teams across the industry. Since last fall, we have onboarded more than 1,100 new hires into customer support and we continue to increase hiring and training while also bringing on outside
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
support to help manage call volume. By this summer, we expect to have our largest-ever customer support team ready to support customers as many embark on their first vacation or travel experience since the pandemic.
We are continuing to strengthen staffing for our suite of digital tools to help customers avoid waiting on hold, including online chat capabilities and support via iMessage. In addition, we are also improving self-service capabilities on our website to offer customers additional options to make changes without calling.
Furthermore, we are also working to proactively cancel flights on days when bad weather is forecasted or if we anticipate air traffic control delays due to congestion or air traffic control center staffing shortages. Cancellations well in advance of scheduled departures will allow customers more time to adjust their plans.
Proactive aircraft maintenance efforts
The reduced schedule frees up aircraft time to give us additional opportunities to get ahead of planned maintenance programs. We are investing in additional preventative maintenance as well as reserving more aircraft as spares this summer to reduce the impact of maintenance-related cancellations and delays.
With COVID-19 supply chain challenges continuing, we have pre-purchased long lead parts, tools, and equipment as well as added additional inventory of frequently used parts, to mitigate potential delays.
Facilities / infrastructure readiness
This summer, we expect to operate approximately 190 daily flights from JFK as we continue to expand our footprint enabled by the NEA. With our heavy concentration in the Northeast and major operation at JFK, ensuring that JFK runs smoothly is essential for the entire network. In addition to hiring across workgroups, we are making a number of investments at JFK’s Terminal 5, which include:
•Redeveloping a portion of the lobby to add more kiosks and open additional space for customer throughput.
•Re-timing flights for the busiest international markets to ensure sufficient lobby space is available for COVID documentation checks.
•Smoothing out some of the peaks in the schedule to ease congestion in the lobby, TSA checkpoint, and gates.
•Dedicating ground staffing crews at gates across Terminal 5 and adding ground equipment.
While summer reliability continues to be the focus, we expect to also see a significant improvement in our airport facilities across focus cities this fall, as new terminals and space become available to support our growth. We plan to consolidate or open new or renovated terminal spaces in LaGuardia, Newark, and Orlando.

CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the changes in certain balance sheet data between March 31, 2022, and December 31, 2021.

(in millions)
Selected Balance Sheet Data:	March 31, 2022	December 31, 2021	$ Change	% Change
ASSETS
Cash and cash equivalents	1,834	2,018	(184)	(9.1)%
Investment securities	950	824	126	15.4%
Receivables, less allowance (2022-$3; 2021-$3)	248	207	41	19.8%
Investment securities (non-current)	110	39	71	183.7%
LIABILITIES
Accounts payable	624	499	125	24.9%
Air traffic liability	1,939	1,618	321	19.8%
Other accrued liabilities	496	359	137	38.5%
Total debt and finance lease obligations	3,926	4,006	(80)	(2.0)%
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash and cash equivalents
Cash and cash equivalents decreased by $184 million, or 9.1%, to $1.8 billion as of March 31, 2022. Notable outflows during the three months ended March 31, 2022 include: $200 million of net purchases in investment securities, $134 million in capital expenditures inclusive of predelivery deposits for flight equipment, and $83 million in repayment of long-term debt and finance lease obligations. These outflows were partially offset by net cash provided by operating activities of $247 million.
Investment securities
Investment securities increased by $126 million, or 15.4%, primarily driven by the net purchases of commercial paper and time deposit which had maturities of between three and twelve months at March 31, 2022.
Receivables, less allowance
Receivables increased by $41 million, or 19.8%, mainly as a result of the continuing improvements in demand which led to an increase in receivables from our credit card processors.
Investment securities (non-current)
Long-term investment securities increased by $71 million, or 183.7%, principally driven by the purchases of corporate bonds in the first quarter of 2022.
Accounts payable
Accounts payable increased by $125 million, or 24.9%, primarily due to increases in operating expenses attributed to the continuing ramp up of our operations coupled with timing of payments.
Air traffic liability
Air traffic liability increased by $321 million, or 19.8%, driven by the continuing improvements in demand as consumer confidence in travel grows and customers resumed booking travel further in advance. Payments collected from customers for future travel is recorded on our balance sheet until the point in time when transportation is provided.
Other accrued liabilities
Other accrued liabilities increased by $137 million, or 38.5%, primarily due to the timing of passenger tax remittances to governmental authorities. Passenger taxes are collected from customers when tickets are sold and remitted to the authorities at a later date. The increase in passenger tax liability correlates to the increase in demand for travel as we continue to recover from the COVID-19 pandemic.
Total debt and finance lease obligations
Total debt and finance lease obligations decreased by $80 million, or 2.0%, mainly due to principal payments made in the first quarter of 2022.
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
At March 31, 2022, we had cash, cash equivalents, short-term investments, and long-term marketable securities of approximately $2.9 billion.
The COVID-19 pandemic continued to have an adverse impact on our business and operating results in the first quarter of 2022. We have seen continued improvements in our business during the first quarter which we expect to continue throughout 2022.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $247 million and $177 million for the three months ended March 31, 2022 and 2021, respectively. Lower losses, principally driven by higher operating revenues contributed to the increase in operating cash flows.
Investing Activities
During the three months ended March 31, 2022, capital expenditures related to our purchase of flight equipment included $17 million for spare part purchases, $49 million in work-in-progress relating to flight equipment, and $49 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $19 million. Investing activities for the current year period also included $200 million in net purchases of investment securities.
During the three months ended March 31, 2021, capital expenditures related to our purchase of flight equipment included $156 million related to the purchase of three Airbus A321neo aircraft and spare engines, $20 million for spare part purchases, $12 million in work-in-progress relating to flight equipment, and $6 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $23 million. Investing activities during the prior year period also included $270 million in proceeds from maturities of investment securities.
Financing Activities
Financing activities for the three months ended March 31, 2022 primarily consisted of principal payments of $83 million on our outstanding debt and finance lease obligations.
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
In February 2022, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes. The warrants issued in connection with the various federal government support programs were made, and any
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
issuances of our underlying common stock are expected to be made, in reliance on the exemption from the registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering.
Working Capital
We had working capital deficits of $754 million and $170 million at March 31, 2022 and December 31, 2021, respectively. Our working capital deficit increased by $584 million due to several factors, including an overall increase in our air traffic liability which was attributed to the increase in customer bookings as demand for air travel continues to recover from the COVID-19 pandemic.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities and government assistance, which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from future developments related to the COVID-19 pandemic and its impact on the economy and consumer behavior, the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, acts of terrorism, or other external geopolitical events and conditions. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.
Contractual Obligations
Our contractual obligations at March 31, 2022 include the following (in billions):

	Payments due in
	Total	2022	2023	2024	2025	2026	Thereafter
Debt and finance lease obligations(1)	$4.7	$0.4	$0.7	$0.4	$0.3	$1.0	$1.9
Operating lease obligations	1.0	0.1	0.2	0.1	0.1	0.1	0.4
Flight equipment purchase obligations(2)	8.4	0.7	1.6	2.0	1.7	1.4	1.0
Other obligations(3)	2.2	0.3	0.4	0.3	0.4	0.4	0.4
Total	$16.3	$1.5	$2.9	$2.8	$2.5	$2.9	$3.7
The amounts stated above do not include additional obligations incurred as of result of financing activities executed after March 31, 2022.
(1) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2022 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of March 31, 2022.
(3) Amounts include non-cancelable commitments for the purchase of goods and services.
As of March 31, 2022, we are in compliance with the covenants of our debt and lease agreements. We have approximately $32 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2022, we operated a fleet of 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 21 Airbus A321neo aircraft, eight Airbus A220 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 220 are owned by us, 62 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
transactions that did not qualify as sales for accounting purposes. As of March 31, 2022, the average age of our operating fleet was 11.9 years.
Our aircraft order book as of March 31, 2022 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2022	3	10	13
2023	11	21	32
2024	13	27	40
2025	11	20	31
2026	12	14	26
2027	14	—	14
Total	64	92	156
In February 2022, we received notice from Airbus of anticipated delivery delays for the A220 aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of March 31, 2022. However, due to delays, we expect a delivery of a maximum of nine Airbus A220 aircraft in 2022.
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
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2022. For deliveries after 2022, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, we expect our fixed costs to increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
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
Off-Balance Sheet Arrangements
Although some of our aircraft lease arrangements are with variable interest entities, as defined by Topic 810, Consolidations of the FASB Codification, none of them require consolidation in our condensed consolidated financial statements. Our decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2021 Form 10-K.
Forward-Looking Information

This Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the coronavirus (“COVID-19”) pandemic including new and existing variants, and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under various federal government support programs such as the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act, and the American Rescue Plan Act; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us related to our Northeast Alliance entered into with American Airlines, our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; adverse weather conditions or natural disasters; external geopolitical events and conditions; the outcome of any discussions between JetBlue and Spirit Airlines, Inc. ("Spirit") with respect to a possible transaction, including the possibility that the parties will not agree to pursue a business combination transaction or that the terms of any such transaction will be materially different from those previously announced; the conditions to the completion of the possible transaction, including the receipt of any required stockholder and regulatory approvals, and, in particular, our expectation as to the likelihood of receipt of antitrust approvals; JetBlue’s ability to finance the possible transaction and the indebtedness JetBlue expects to incur in connection with the possible transaction; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all and to successfully integrate Spirit’s operations with those of JetBlue; and the possibility that such integration may be more difficult, time-consuming or costly than expected or that operating costs and business disruption (including, without limitation, disruptions in relationships with employees, customers or suppliers) may be greater than expected in connection with the possible transaction. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration a possible transaction with Spirit.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. In light of these
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
Special items for the three months ended March 31, 2021 include contra-expenses recognized on the utilization of payroll support grants received under the Consolidated Appropriations Act, 2021, and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
For the three months ended March 31, 2019, special items include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the implementation of our pilots' collective bargaining agreement.
There were no special items for the three months ended March 31, 2022.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended March 31,
	2022		2021		2019
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,103	$13.67	$1,027	$11.30	$1,795	$11.63
Less:
Aircraft fuel and related taxes	571	3.71	193	2.13	437	2.83
Other non-airline expenses	14	0.09	10	0.10	9	0.06
Special items	—	—	(289)	(3.18)	12	0.08
Operating expenses, excluding fuel	$1,518	$9.87	$1,113	$12.25	$1,337	$8.66
With respect to JetBlue’s CASM ex-fuel guidance, we are unable to provide a reconciliation of the non-GAAP financial measure to GAAP because the excluded items have not yet occurred and cannot be reasonably predicted. The reconciling information that is unavailable would include a forward-looking range of financial performance measures beyond our control, such as fuel costs, which are subject to many economic and political factors. Accordingly, a reconciliation to CASM is not available without unreasonable effort.
Operating Expense, (Loss) Income before Taxes, Net (Loss) Income and (Loss) Earnings per Share, excluding Special Items and Net Gain on Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special items for the three months ended March 31, 2021 include contra-expenses recognized on the utilization of payroll support grants received under the Consolidated Appropriations Act, 2021, and contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
For the three months ended March 31, 2019, special items include one-time costs related to the Embraer E190 fleet transition as well as one-time costs related to the implementation of our pilots' collective bargaining agreement.
There were no special items for the three months ended March 31, 2022.
Mark-to-market and certain gains and losses on our investments were also excluded from our results for the three months ended March 31, 2022.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, (LOSS) INCOME BEFORE TAXES, NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS AND NET GAIN ON INVESTMENTS
	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021	2019
Total operating revenues	$1,736	$733	$1,871

Total operating expenses	$2,103	$1,027	$1,795
Less: Special items	—	(289)	12
Total operating expenses excluding special items	$2,103	$1,316	$1,783

Operating (loss) income	$(367)	$(294)	$76
Add back: Special items	—	(289)	12
Operating (loss) income excluding special items	$(367)	$(583)	$88

Operating margin excluding special items	(21.1)%	(79.6)%	4.7%

(Loss) income before income taxes	$(398)	$(347)	$58
Add back: Special items	—	(289)	12
Less: Net gain on investments	2	—	—
(Loss) income before income taxes excluding special items and net gain on investments	$(400)	$(636)	$70

Pre-tax margin excluding special items	(23.0)%	(86.7)%	3.7%

Net (loss) income	$(255)	$(247)	$42
Add back: Special items	—	(289)	12
Less: Income tax (expense) benefit related to special items	—	(69)	3
Less: Net gain on investments	2	—	—
Less: Income tax (expense) related to gain on investments	(1)	—	—
Net (loss) income excluding special items and net gain on investments	$(256)	$(467)	$51

(Loss) Earnings Per Common Share:
Basic	$(0.79)	$(0.78)	$0.14
Add back: Special items, net of tax	—	(0.70)	0.02
Less: Net gain on investments, net of tax	0.01	—	—
Basic excluding special items and net gain on investments	$(0.80)	$(1.48)	$0.16

Diluted	$(0.79)	$(0.78)	$0.14
Add back: Special items, net of tax	—	(0.70)	0.02
Less: Net gain on investments, net of tax	0.01	—	—
Diluted excluding special items and net gain on investments	$(0.80)	$(1.48)	$0.16

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$247	$177
Less: Capital expenditures	(85)	(211)
Less: Predelivery deposits for flight equipment	(49)	(6)
Free Cash Flow	$113	$(40)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2021 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2022 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $300 million. As of March 31, 2022, we had not hedged any of our projected fuel requirement for the remainder of 2022.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.8 billion of our debt and finance lease obligations, with the remaining $0.1 billion having floating interest rates. As of March 31, 2022, if interest rates were on average 100 basis points higher in 2022, our annual interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2022 than they were during 2021, our interest income from cash and investment balances would decrease by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investment for the trailing twelve month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2021 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In accordance with the Payroll Support Program Agreement, the Payroll Support Program Extension Agreement, the Payroll Support 3 Agreement, and the Loan Agreement with the Treasury, we are prohibited from making any share repurchases through September 30, 2022. We have suspended our share repurchase program as of March 31, 2020. The acquisition of treasury stock reflected on our condensed consolidated statement of cash flows for the three months ended March 31, 2022 and 2021 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the respective periods.
In consideration for the Payroll Support 2 Payments, during the three months ended March 31, 2021 we issued warrants to purchase approximately 0.8 million shares of common stock to the Treasury at an exercise price of $14.43 per share. See Note 3 to our condensed consolidated financial statements for additional details.

ITEM 5. OTHER INFORMATION
Executive Compensation Awards
On April 28, 2022, the Board approved a form of Performance Cash Award under the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan, and two forms of Executive Retention Awards (collectively, the “Awards”), which the Company intends to utilize as forms of short- and long-term compensation to certain members of the Company’s senior leadership team, including the named executive officers. In reviewing and recommending the Awards for approval by the Board, the Compensation Committee, in consultation with its independent advisors, determined that the Awards were appropriate and necessary to help ensure key leaders of the Company with deep airline industry expertise continue to steward the Company during the unprecedented economic disruption caused by the COVID-19 pandemic, and the uncertainty to air travel created thereby. The Awards were designed to retain and motivate our key leaders and to further align their interests with those of our stockholders. When setting the forms of the Awards, the Compensation Committee and the Board considered that such key leader's pay package was reduced substantially as a result of the effects of the pandemic on the Company, notwithstanding their extraordinary leadership during these unprecedented times. In addition, the Compensation Committee and the Board considered the challenges expected over the next several years due to continued uncertainty as to the long-term effects of the COVID-19 pandemic on the industry coupled with certain Government Support (as defined below) restrictions affecting the Company’s ability to provide market-competitive compensation opportunities. These concerns are particularly acute for the Company given these crewleaders’ expertise and demonstrated leadership, which are, to varying degrees, valued and transferrable to other companies both within – and outside – the airline industry.
Each Award is subject to the lapse of compensation restrictions under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Payroll Support Program 2 as established by the United States Consolidated Appropriations Act (the “Payroll Support Program 2”), and the Payroll Support Program 3 as established by the American Rescue Plan Act of 2021 (the “Payroll Support Program 3”) (the CARES Act, Payroll Support Program 2 and the Payroll Support Program 3 are collectively referred to as the “Government Support”). In addition, the recipient must remain employed with or performing services for the Company on the payment date, provided, if a recipient experiences a termination from service without cause or for good reason prior to the payment date, the recipient will receive the Award, or a portion thereof, on the payment date. For all other terminations of service prior to the payment date, the Board (or Compensation Committee if delegated by the Board), will determine continued eligibility for the Award.

PART II. OTHER INFORMATION

Upon satisfaction of the terms and conditions of the Executive Retention Awards (“ERAs”) each of the recipients will receive ERAs in the aggregate of the equivalent to a pre-established multiple of their respective base salaries as of April 28, 2022 as follows: Robin Hayes (1.28x), Joanna Geraghty (1.00x), Ursula Hurley (2.62x) and Brandon Nelson (0.99x). Payments pursuant to the Awards, if any, will be made in cash or fully vested shares of the Company’s common stock, as applicable, as determined by the Board (or Compensation Committee if delegated by the Board) in its sole discretion. No portion of the Award may be paid earlier than following the lapse of both the Government Support restrictions and, with respect to Performance Cash Awards, achievement of the performance condition.
The foregoing summary is not complete and is qualified in its entirety by reference to the form of Performance Cash Award and forms of Executive Retention Award Agreement, filed herewith as Exhibits 10.1, 10.2 and 10.3, and each as incorporated by reference herein.

ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1†	Form of Performance Cash Award Agreement
10.2†	Form of Executive Award Agreement (award vesting on May 1, 2023)
10.3†	Form of Executive Award Agreement (award vesting on May 1, 2023, February 1, 2024, and February 1, 2025)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Compensatory plans in which the directors and executive officers of JetBlue participate.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 29, 2022	By:	/s/ Ursula L. Hurley
Ursula L. Hurley Chief Financial Officer