Form 10-Q
period 2022-06-30
JETBLUE AIRWAYS CORP
filed 2022-08-05
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2022, there were 323,854,365 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,611	$2,018
Investment securities	873	824
Receivables, less allowance (2022-$3; 2021-$3)	291	207
Inventories, less allowance (2022-$26; 2021-$24)	73	74
Prepaid expenses and other	146	124
Total current assets	2,994	3,247
PROPERTY AND EQUIPMENT
Flight equipment	11,390	11,161
Predelivery deposits for flight equipment	369	337
Total flight equipment and predelivery deposits, gross	11,759	11,498
Less accumulated depreciation	3,430	3,227
Total flight equipment and predelivery deposits, net	8,329	8,271
Other property and equipment	1,274	1,205
Less accumulated depreciation	699	662
Total other property and equipment, net	575	543
Total property and equipment, net	8,904	8,814
OPERATING LEASE ASSETS	739	729
OTHER ASSETS
Investment securities	120	39
Restricted cash	79	59
Intangible assets, less accumulated amortization (2022-$430; 2021-$405)	269	284
Other	438	470
Total other assets	906	852
TOTAL ASSETS	$13,543	$13,642

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$585	$499
Air traffic liability	1,984	1,618
Accrued salaries, wages and benefits	489	480
Other accrued liabilities	465	359
Current operating lease liabilities	114	106
Current maturities of long-term debt and finance lease obligations	428	355
Total current liabilities	4,065	3,417
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,394	3,651
LONG-TERM OPERATING LEASE LIABILITIES	699	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	742	843
Air traffic liability - non-current	667	640
Other	530	552
Total deferred taxes and other liabilities	1,939	2,035
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 482 and 478 shares issued and 324 and 320 shares outstanding at June 30, 2022 and December 31, 2021, respectively	5	5
Treasury stock, at cost; 158 and 158 shares at June 30, 2022 and December 31, 2021, respectively	(1,995)	(1,989)
Additional paid-in capital	3,095	3,047
Retained earnings	2,343	2,786
Accumulated other comprehensive income (loss)	(2)	—
Total stockholders’ equity	3,446	3,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,543	$13,642

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OPERATING REVENUES
Passenger	$2,302	$1,388	$3,904	$2,058
Other	143	111	277	174
Total operating revenues	2,445	1,499	4,181	2,232
OPERATING EXPENSES
Aircraft fuel and related taxes	910	336	1,481	530
Salaries, wages and benefits	695	577	1,383	1,098
Landing fees and other rents	149	174	281	289
Depreciation and amortization	145	133	288	258
Aircraft rent	27	26	53	50
Sales and marketing	78	47	135	70
Maintenance, materials and repairs	162	164	313	268
Other operating expenses	348	261	683	471
Special items	44	(366)	44	(655)
Total operating expenses	2,558	1,352	4,661	2,379
OPERATING (LOSS) INCOME	(113)	147	(480)	(147)
OTHER EXPENSE
Interest expense	(40)	(54)	(77)	(112)
Interest income	8	4	12	8
Gain (loss) on investments, net	(5)	—	(4)	3
Other	(1)	(40)	—	(42)
Total other expense	(38)	(90)	(69)	(143)
(LOSS) INCOME BEFORE INCOME TAXES	(151)	57	(549)	(290)
Income tax (benefit)	37	(7)	(106)	(107)
NET (LOSS) INCOME	$(188)	$64	$(443)	$(183)

(LOSS) EARNINGS PER COMMON SHARE:
Basic	$(0.58)	$0.20	$(1.38)	$(0.58)
Diluted	$(0.58)	$0.20	$(1.38)	$(0.58)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,
	2022	2021
NET (LOSS) INCOME	$(188)	$64
Changes in fair value of available-for-sale securities, net of reclassifications into earnings, net of taxes of $0 in each 2022 and 2021.	(1)	—
Total other comprehensive (loss)	(1)	—
COMPREHENSIVE (LOSS) INCOME	$(189)	$64

	Six Months Ended June 30,
	2022	2021
NET (LOSS)	$(443)	$(183)
Changes in fair value of available-for-sale securities, net of reclassifications into earnings, net of taxes of $0 in each 2022 and 2021.	(2)	—
Total other comprehensive (loss)	(2)	—
COMPREHENSIVE (LOSS)	$(445)	$(183)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(443)	$(183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(101)	(93)
Depreciation	262	238
Amortization	26	20
Impairment of long-lived asset	5	—
Stock-based compensation	18	17
Changes in certain operating assets and liabilities	537	1,439
Deferred federal payroll support program grants	—	185
Other, net	(5)	35
Net cash provided by operating activities	299	1,658
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(274)	(524)
Predelivery deposits for flight equipment	(65)	(16)
Purchase of held to maturity investments	(85)	—
Purchase of available-for-sale securities	(461)	(520)
Proceeds from the sale/maturity of held to maturity investments	2	—
Proceeds from the sale of available-for-sale securities	405	340
Other, net	(7)	(2)
Net cash used in investing activities	(485)	(722)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,010
Proceeds from issuance of common stock	29	22
Proceeds from issuance of stock warrants	—	14
Repayment of long-term debt and finance lease obligations	(189)	(1,481)
Acquisition of treasury stock	(6)	(7)
Other, net	(35)	(1)
Net cash used in financing activities	(201)	(443)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(387)	493
Cash, cash equivalents and restricted cash at beginning of period	2,077	1,969
Cash, cash equivalents and restricted cash at end of period(1)	$1,690	$2,462

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$60	$97
Cash payments for income taxes (net of refunds)	(49)	—

NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$60	$—

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$1,611	$2,409
Restricted cash	79	53
Total cash, cash equivalents and restricted cash	$1,690	$2,462
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	479	$5	158	$(1,995)	$3,058	$2,531	$(1)	$3,598
Net loss	—	—	—	—	—	(188)	—	(188)
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7
Stock issued under crewmember stock purchase plan	3	—	—	—	30	—	—	30
Balance at June 30, 2022	482	$5	158	$(1,995)	$3,095	$2,343	$(2)	$3,446

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	475	$5	158	$(1,987)	$2,975	$2,721	$—	$3,714
Net income	—	—	—	—	—	64	—	64
Vesting of restricted stock units	—	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	9	—	—	9
Stock issued under crewmember stock purchase plan	1	—	—	—	22	—	—	22
Warrants issued under federal support programs	—	—	—	—	6	—	—	6
Balance at June 30, 2021	476	$5	158	$(1,989)	$3,012	$2,785	$—	$3,813

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(443)	—	(443)
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	18	—	—	18
Stock issued under crewmember stock purchase plan	3	—	—	—	30	—	—	30
Balance at June 30, 2022	482	$5	158	$(1,995)	$3,095	$2,343	$(2)	$3,446

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net loss	—	—	—	—	—	(183)	—	(183)
Vesting of restricted stock units	1	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	17	—	—	17
Stock issued under crewmember stock purchase plan	1	—	—	—	22	—	—	22
Warrants issued under federal support programs	—	—	—	—	14			14
Balance at June 30, 2021	476	$5	158	$(1,989)	$3,012	$2,785	$—	$3,813

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation, or JetBlue, provides air transportation services across the United States, the Caribbean, Latin America, Canada, and the United Kingdom. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2021 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Form 10-K.
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
Investment Securities
Investment securities consist of available-for-sale investment securities, held-to-maturity investment securities, and equity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Available-for-sale investment securities. Our available-for-sale investment securities include investments such as time deposits, commercial paper, and convertible debt securities.
The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the fair value hierarchy. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2022 or 2021. Refer to Note 7 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
Held-to-maturity investment securities. Our held-to-maturity investment securities consist of investment-grade interest bearing instruments, such as corporate bonds and U.S. Treasury notes, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities of less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2022 or 2021.
Equity investment securities. Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. We recognized a net unrealized loss of $8 million on these securities during the six months ended June 30, 2022. No gains or losses were recorded during the same period in 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The aggregate carrying values of our short-term and long-term investment securities consisted of the following at June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022	December 31, 2021
Available-for-sale investment securities
Time deposits	$795	$790
Debt securities	10	8
Commercial Paper	51	2
Total available-for-sale investment securities	856	800
Held-to-maturity investment securities
Corporate bonds	120	37
Total held-to-maturity investment securities	120	37
Equity investment securities
Common stock of publicly traded companies	17	26
Total equity investment securities	17	26
Total investment securities	$993	$863
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC, or JTV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the Financial Accounting Standards Board Accounting Standards Codification, or the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $77 million and $72 million as of June 30, 2022 and December 31, 2021, respectively. We did not record any material gains or losses on these investments during the three and six months ended June 30, 2022 and 2021.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million as of June 30, 2022 and December 31, 2021.
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. The carrying amount of our equity method investments was $40 million and $32 million as of June 30, 2022 and December 31, 2021, respectively, and is included within other assets on our consolidated balance sheets. In June 2022, we recognized a gain of $2 million on one of our equity method investments related to its issuance of additional shares upon the closing of a subsequent financing round.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Passenger revenue
Passenger travel	$2,162	$1,322	$3,651	$1,945
Loyalty revenue - air transportation	140	66	253	113
Other revenue
Loyalty revenue	95	81	184	126
Other revenue	48	30	93	48
Total revenue	$2,445	$1,499	$4,181	$2,232
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
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	June 30, 2022	December 31, 2021
Air traffic liability - passenger travel	$1,690	$1,323
Air traffic liability - loyalty program (air transportation)	927	891
Deferred revenue(1)	571	613
Total	3,188	2,827
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the six months ended June 30, 2022 and 2021, we recognized passenger revenue of $973 million and $371 million respectively that was included in passenger travel liability at the beginning of the respective periods.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the six months ended June 30, 2022 and 2021 (in millions):

Balance at December 31, 2021	$891
TrueBlue® points redeemed	(253)
TrueBlue® points earned and sold	289
Balance at June 30, 2022	$927

Balance at December 31, 2020	$733
TrueBlue® points redeemed	(113)
TrueBlue® points earned and sold	186
Balance at June 30, 2021	$806
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the six months ended June 30, 2022, we made payments of $189 million on our outstanding debt and finance lease obligations.
We pledged aircraft, engines, other equipment, and facilities with a net book value of $6.5 billion at June 30, 2022 as security under various financing arrangements.
At June 30, 2022, scheduled maturities of our long-term debt and finance lease obligations were $163 million for the remainder of 2022, $557 million in 2023, $332 million in 2024, $192 million in 2025, $929 million in 2026, and $1.6 billion thereafter.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at June 30, 2022 and December 31, 2021 were as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	518	352	532	442
2019-1 Series A, due through 2028	162	128	166	150
2019-1 Series B, due through 2027	88	98	94	121
2020-1 Series A, due through 2032	566	490	587	634
2020-1 Series B, due through 2028	144	159	153	199
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	67	65	88	88
Fixed rate equipment notes, due through 2028	539	458	620	706
Floating rate equipment notes, due through 2028	78	69	103	99
2020 sale-leaseback transactions, due through 2024	344	342	347	374
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	156	259	219
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	85	144	121
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	78	132	111
0.50% convertible senior notes due 2026	737	578	736	673
Total(2)	$3,820	$3,101	$4,003	$3,982
(1) The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair value of our non-public debt was estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. Refer to Note 7 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
(2) Total excludes finance lease obligations of $2 million and $3 million at June 30, 2022 and December 31, 2021, respectively.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2022 $3.5 Billion Senior Secured Bridge Facility
On May 16, 2022, we, along with our direct wholly-owned subsidiary, Sundown Acquisition Corp., commenced a tender offer to purchase all of the outstanding shares of common stock, par value $0.0001 per share, of Spirit Airlines, Inc. ("Spirit") at $30.00 per share, upon the terms and subject to the conditions set forth in the Offer to Purchase (the “Offer to Purchase”) and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the “Offer”), which were included as exhibits to the Tender Offer Statement on Schedule TO filed with the SEC on May 16, 2022. In connection with the Offer, on May 23, 2022, we executed a commitment letter with Goldman Sachs Bank USA, Bank of America, N.A. and BofA Securities, Inc. for a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion, which was amended and restated on June 11, 2022 to include other lenders that have committed to the facility (BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd.). The Offer was terminated concurrently with the entry into the Merger Agreement (as defined below).

In connection with the entry into the Merger Agreement, JetBlue entered into a second amended and restated commitment letter (the "Commitment Letter"), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit.

As part of the Commitment Letter, we have agreed to pledge, as part of any financing to be provided, certain specified collateral including aircraft and spare engines, rights to certain landing and takeoff slots at Gatwick Airport, John F. Kennedy International Airport, LaGuardia Airport, and Ronald Reagan Washington National Airport; as well as certain assets that comprise the JetBlue brand; and certain rights in the TrueBlue customer loyalty program. As of and for the periods ended June 30, 2022 we did not have a balance outstanding or any borrowings under this facility.
Federal Payroll Support Programs
As a result of the adverse economic impact of COVID-19, we have received assistance under various payroll support programs provided by the federal government.
CARES Act — Payroll Support Program
On March 27, 2020, U.S. Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the "Payroll Support Program") and secured loans (the "Loan Program").
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
Consolidated Appropriations Act – Payroll Support Program 2
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the "PSP Extension Agreement") with Treasury governing our participation in the federal payroll support program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2"). Treasury provided us with a total of approximately $580 million (the "Payroll Support 2 Payments") under the program, consisting of $436 million in grants and $144 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable SOFR plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to Treasury at an exercise price of $14.43 per share.
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
The carrying values relating to the payroll support grants were recorded within other accrued liabilities and were recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The relative fair value of the warrants were recorded within additional paid-in capital and reduced the total carrying value of the grants. Proceeds from the payroll support grants and from the issuance of payroll support warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. Our funding from all payroll support grants has been fully utilized as of September 30, 2021.
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
On September 15, 2021, the Company repaid the full amount of outstanding borrowings under the Loan Agreement, which, together with accrued interest and fees, totaled approximately $118 million. As of June 30, 2022, we did not have a balance outstanding and all obligations under the Loan Agreement, including all pledges of collateral, were terminated in full.
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
We are not required to periodically redeem or retire the notes. We may, at our option, redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after April 1, 2024 if

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide a notice of redemption to the holders.
We evaluated the conversion feature of this note offering for embedded derivatives in accordance with Topic 815, Derivatives and Hedging of the FASB Codification, and the substantial premium model in accordance with ASC 470, Debt of the FASB Codification. Based on our assessment, separate accounting for the conversion feature of this note offering is not required.
Interest expense recognized during the six months ended June 30, 2022 was $4 million and included $2 million in amortization of debt issuance costs. During the six months ended June 30, 2021, interest expense recorded was $2 million and included $1 million in amortization of debt issuance costs.
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
On June 17, 2021, the Company voluntarily repaid a portion of its outstanding borrowings under the Term Loan. On June 30, 2021, the Company repaid the full remaining amount of outstanding borrowings under the Term Loan, which, together with its repayment of June 17, 2021, totaled approximately $722 million, plus accrued interest and associated fees. As a result of this debt repayment, we recognized debt extinguishment expenses of $40 million during the six months ended June 30, 2021. These expenses are included within other expense on our consolidated statements of operations.
Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $550 million. The term of the facility runs through August 2023. Borrowings under the Credit and Guaranty Agreement bear interest at a variable rate equal to LIBOR, plus a margin. The Credit and Guaranty Agreement is secured by aircraft, simulators, and certain other assets. The Credit and Guaranty Agreement includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended June 30, 2022 and December 31, 2021, we did not have a balance outstanding or any borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended June 30, 2022 and December 31, 2021, we did not have a balance outstanding or any borrowings under this line of credit.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4—(Loss) Earnings Per Share
Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, crewmember purchases made under the Company's crewmember Stock Purchase Plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted methods. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.5 million for the three months ended June 30, 2022. There were no anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts for the three months ended June 30, 2021. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 2.2 million and 3.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
The following table shows how we computed basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021 (dollars and share data in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(188)	$64	$(443)	$(183)

Weighted average basic shares	323.1	317.7	321.9	317.0
Effect of dilutive securities	—	3.8	—	—
Weighted average diluted shares	323.1	321.5	321.9	317.0

(Loss) earnings per common share
Basic	$(0.58)	$0.20	$(1.38)	$(0.58)
Diluted	$(0.58)	$0.20	$(1.38)	$(0.58)
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
Our pilots receive a non-elective Company contribution of 16% of eligible pilot compensation per the terms of the collective bargaining agreement between JetBlue and the Air Line Pilots Association ("ALPA"), in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. The Company's non-elective contribution of 16% of eligible pilot compensation vests after three years of service.
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
Total 401(k) company match contributions, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the six months ended June 30, 2022 and 2021 was $125 million and $100 million, respectively.
Note 6—Commitments and Contingencies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Flight Equipment Commitments
As of June 30, 2022, our firm aircraft orders consisted of 64 Airbus A321neo aircraft and 89 Airbus A220 aircraft, scheduled for delivery through 2027. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits as of June 30, 2022 is approximately $571 million for the remainder of 2022, $1.6 billion in 2023, $2.0 billion in 2024, $1.7 billion in 2025, $1.4 billion in 2026, and $1.0 billion thereafter.
The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of June 30, 2022. In February 2022, we received notice from Airbus of anticipated delivery delays for the A220 aircraft. We expect a delivery of a maximum of nine A220 aircraft in 2022 as a result of the delays.
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
As of June 30, 2022, we had approximately $41 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $34 million in assets pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Except for our pilots and inflight crewmembers who are represented by the Air Line Pilots Association ("ALPA") and the Transport Workers Union of America ("TWU"), respectively, our other frontline crewmembers do not have third party representation.
In April 2021, ALPA, on behalf of the JetBlue pilot group, filed a grievance relating to the Northeast Alliance Agreement ("NEA"), an expanded codeshare and marketing alliance between JetBlue and American Airlines, Inc. ("American") at four Northeast airports. ALPA claims that in entering the NEA, JetBlue violated certain scope clauses as contained in the pilots’ ALPA collective bargaining agreement. The matter proceeded to arbitration pursuant to the grievance procedure contained in the collective bargaining agreement, which concluded in September 2021, and in January 2022, the parties submitted final, written briefs to the System Board of Adjustment. Shortly after submission of the briefs, the parties agreed to enter into non-binding mediation with the assistance of the arbitrator with a temporary hold on a System Board decision. As a result of the mediation process, the parties agreed to certain changes to the collective bargaining agreement. The agreement, ratified by the JetBlue pilot group in April 2022, included a one-time payment and associated payroll taxes of $32 million, paid and recorded as an expense within special items in the second quarter of 2022, and a 3% base pay increase effective May 1, 2022.
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
On September 21, 2021, the United States Department of Justice ("DOJ"), along with the Attorneys General of each of the States of Arizona, California, and Florida, the Commonwealths of Massachusetts, Pennsylvania, and Virginia, and the District of Columbia, filed a lawsuit in the United States District Court for the District of Massachusetts (the "Court") against JetBlue and American Airlines alleging that the North East Alliance (“NEA”) violates Section 1 of the Sherman Act, and asking that the carriers be permanently enjoined from implementing the NEA.
Also on September 21, 2021, the Department of Transportation ("DOT") published a Clarification Notice relating to the agreement that had been reached between the DOT, JetBlue, and American in January 2021, at the conclusion of the DOT’s review of the NEA (the "DOT Agreement"). The DOT Clarification Notice stated, among other things, that the DOT Agreement remains in force during the pendency of the DOJ action against the NEA and, while the DOT retains independent statutory authority to prohibit unfair methods of competition in air transportation, the DOT intends to defer to DOJ to resolve the antitrust concerns that the DOJ has identified with respect to the NEA. The DOT simultaneously published a Notice Staying Proceeding in relation to a complaint by Spirit regarding the NEA, pending resolution of the DOJ action described above.
In November 2021, JetBlue and American filed a motion to dismiss the DOJ's lawsuit and on June 9, 2022, the Court denied the motion to dismiss finding that the DOJ met the low pleading threshold needed to survive the motion to dismiss, but also stating that the Court takes no position as to whether DOJ will ultimately prevail on its claims. The trial is scheduled to begin in September 2022. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
Note 7—Fair Value
Under Topic 820, Fair Value Measurement of the FASB Codification, disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,139	$—	$—	$1,139
Available-for-sale investment securities	—	856	—	856
Equity investment securities	17	$—	—	17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,515	$—	$—	$1,515
Available-for-sale investment securities	—	800	—	800
Equity investment securities	26	—	—	26
Refer to Note 3 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of June 30, 2022 and December 31, 2021.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2022 and 2021.
Equity investment securities
Our equity investment securities include investments in common stocks of publicly traded companies. The fair values of these instruments are classified as Level 1 in the hierarchy as they are based on unadjusted quoted prices in active markets for identical assets. We recognized a net unrealized loss of $6 million and $8 million on these securities during the three and six months ended June 30, 2022, respectively. No gains or losses were recorded during the same periods in 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2022 and 2021 is as follows (in millions):

Available-for-sale securities(1)
Balance of accumulated income (loss), at March 31, 2022	$(1)
Reclassifications into earnings, net of taxes of $0	—
Change in fair value, net of taxes of $0	(1)
Balance of accumulated income (loss), at June 30, 2022	$(2)

Balance of accumulated income (loss), at March 31, 2021	$—
Reclassifications into earnings, net of taxes $0	—
Change in fair value, net of taxes of $0	—
Balance of accumulated income (loss), at June 30, 2021	$—

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2022 and 2021 is as follows (in millions):

Available-for-sale securities(1)
Balance of accumulated income (loss), at December 31, 2021	$—
Reclassifications into earnings, net of taxes of $0	—
Change in fair value, net of taxes of $0	(2)
Balance of accumulated income (loss), at June 30, 2022	$(2)

Balance of accumulated income (loss), at December 31, 2020	$—
Reclassifications into earnings, net of taxes $0	—
Change in fair value, net of taxes of $0	—
Balance of accumulated income (loss), at June 30, 2021	$—
(1) Reclassified to interest income.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Special Items
Federal payroll support grant recognition(1)	$—	$(357)	$—	$(644)
CARES Act employee retention credit(2)	—	(9)	—	(11)
Fleet Impairment (3)	5	—	5	—
Air Lines Pilot Association ratification bonus (4)	32	—	32	—
Spirit Airlines, Inc. proposal expenses (5)	7	—	7	—
Total	$44	$(366)	$44	$(655)
(1) As discussed in Note 3 to our condensed consolidated financial statements, we received assistance in the form of grants and unsecured loans under various federal payroll support programs in 2020 and 2021. Funds under these federal payroll support programs were to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying values of the payroll support grants (after consideration of the warrants we issued) were recorded within other liabilities and were recognized as contra-expenses within special items on our consolidated statements of operations as the funds were utilized. We utilized $357 million and $644 million of payroll support grants for the three and six months ended June 30, 2021, respectively. Our payroll support grants were fully utilized as of September 30, 2021.
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
(3) Under Topic 320 - Property, Plant, and Equipment of the FASB Codification, we are required to assess long-lived assets for impairment when events and circumstances indicate that the assets may be impaired. An impairment of long-lived assets exists when the sum of the estimated undiscounted future cash flows expected to be generated directly by the assets are less than the book value of the assets. Our long-lived assets include both owned and leased properties which are classified as property and equipment, and operating lease assets on our consolidated balance sheets, respectively.
To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, and maintenance conditions. Based on the assessment, we determined the future cash flows from the operation our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded impairment losses of $5 million for the six months ended June 30, 2022. These losses represent the difference between the book value of these assets and their fair value. In determining fair value, we obtained third party valuations for our Embraer E190 fleet, which considered the effects of the current market environment, age of the assets, and marketability. For our owned Embraer E190 aircraft and related spare parts, we made adjustments to the valuations to reflect the impact of their current maintenance conditions to determine fair value. Our estimate of fair value was not based on distressed sales or forced liquidations. The fair value of our Embraer E190 aircraft under operating lease and related parts was based on the present value of current market lease rates utilizing a market discount rate for the remaining term of each lease. Since the fair value of our Embraer E190 fleet was determined using unobservable inputs, it is classified as Level 3 in the fair value hierarchy. We evaluated the remaining fleet types and determined the future cash flows of our Airbus A320 and Airbus A321 fleets exceeded their carrying value as of June

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

30, 2022.
We did not record any impairment loss on our long-lived assets for the three and six months ended June 30, 2021.
(4) As discussed in Note 6 to our condensed consolidated financial statements, we paid $32 million for an ALPA ratification bonus and the associated payroll taxes during the three months ending June 30, 2022.
(5) As discussed in Note 10 to our condensed consolidated financial statements, we incurred and paid $7 million for various expenses related to our proposed acquisition of Spirit during the three months ended June 30, 2022.
Note 10—Subsequent Event
Entry into Merger Agreement with Spirit

On July 28, 2022, JetBlue entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Airlines, Inc., a Delaware corporation (“Spirit”), and Sundown Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving corporation (the “Merger”).

As a result of the Merger, each existing share (“Share”) of Spirit’s common stock, par value $0.0001 per share, will be converted at the effective time of the Merger into the right to receive an amount in cash per Share, without interest, equal to (a) $33.50 minus (b) (i) to the extent paid, an amount in cash equal to $2.50 per Share and (ii) the lesser of (A) $1.15 and (B) the product of (1) $0.10 multiplied by (2) the number of Additional Prepayments (as defined below) paid prior to the date of the closing of the Merger (the “Closing Date”) (such amount in subclause (B), the “Aggregate Additional Prepayment Amount”).

Subject to the receipt of Spirit stockholder approval, on or prior to the last business day of each calendar month commencing after December 31, 2022, until the earlier of (a) the Closing Date and (b) the termination of the Merger Agreement in accordance with its terms, JetBlue will pay or cause to be paid to the holders of record of outstanding Shares as of a date not more than five business days prior to the last business day of such month, an amount in cash equal to $0.10 per Share (such amount, the “Additional Prepayment Amount,” each such monthly payment, an “Additional Prepayment”).

The Closing is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (a) receipt of Spirit stockholder approval; (b) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission (the “FCC”), U.S. Federal Aviation Administration (the “FAA”) and the U.S. Department of Transportation (the “DOT”); (c) the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and approval under certain foreign antitrust laws; (d) the absence of any law or order prohibiting the consummation of the transactions; and (e) the absence of any material adverse effect on Spirit (as defined in the Merger Agreement).

Spirit, JetBlue and Merger Sub each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement.

The Merger Agreement also contains certain provisions relating to efforts to obtain regulatory approval of the Merger, including to provide that JetBlue and Spirit, in connection with obtaining any necessary approval of a governmental entity (including under the HSR Act), will use their respective reasonable best efforts to take, or cause to be taken, all appropriate actions to obtain such approvals, including, to contest, defend and appeal any proceeding brought by a governmental entity challenging or seeking to prohibit the consummation of the Merger, provided that JetBlue shall not be required to take any divestiture actions) if such action would or would reasonably be expected to result in a material adverse effect on JetBlue and its subsidiaries (including Spirit and its subsidiaries) after giving effect to the transactions contemplated by the Merger Agreement, taken as a whole, and in no event shall JetBlue be required to agree to any such divestiture action that, in JetBlue’s discretion, would be reasonably likely to materially and adversely affect the anticipated benefits of the parties to the Northeast Alliance Agreement between JetBlue and American Airlines, Inc., dated as of July 15, 2020, and the agreements contemplated thereby. Any such divestiture action may be conditioned upon the closing of the Merger.

The Merger Agreement contains certain customary termination rights for JetBlue and Spirit, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023, which may be extended to January 28, 2024 and to July 24, 2024 in certain circumstances (such date, as extended, the “Outside Date”) if needed to obtain

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the required regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a breakup fee of $94.2 million. The Merger Agreement also provides the methodology by which certain expenses of JetBlue will be borne by Spirit. In addition, upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders prior to the date of such termination.

In the event that the Merger Agreement is terminated due to either (a) a governmental entity issuing an order or taking any other action permanently enjoining or otherwise prohibiting the Merger under U.S. federal competition laws, or (b) the Merger having not occurred by the Outside Date solely to the extent that the closing condition requiring (i) the waiting period applicable to the consummation of the Merger under the HSR Act (and any customary timing agreement with any governmental entity to toll, stay, or extend any such waiting period, or to delay or not to consummate the Merger contemplated by the Merger Agreement entered into in connection therewith) to have expired or been terminated or (ii) that no governmental entity has issued an order or taken any other action (whether temporary, preliminary or permanent) enjoining or otherwise prohibiting the Merger under U.S. federal competition laws, and that no law shall be in effect making the Merger illegal or preventing the consummation of the Merger under U.S. federal competition laws, in either case, has not been satisfied at a time when all other closing conditions to JetBlue’s obligations to consummate the Merger have been satisfied (or are capable of being satisfied if the closing were to occur on such date of termination), then (i) solely to the extent that the Remaining Parent Regulatory Fee (as defined in the Merger Agreement) is greater than zero, (A) JetBlue will pay directly to the stockholders of Spirit as of a record date that is five business days following the date of such termination an amount per Share in cash equal to the Remaining Regulatory Fee Per Share Amount (as defined in the Merger Agreement) and (B) JetBlue will pay to Spirit an amount equal to the Remaining Regulatory Fee Award Amount, in each case, on the second business day following such record date, and (ii) JetBlue will pay Spirit a fee in the amount of $70,000,000 (the “Additional Parent Regulatory Fee”) within two business days following the date of such termination; provided, however, that neither the Remaining Parent Regulatory Fee nor the Additional Parent Regulatory Fee will be payable by JetBlue pursuant to the terms of the Merger Agreement under specified circumstances.

Refer to Note 3 to our condensed consolidated financial statements for further detail of the $3.5 billion Senior Secured Bridge Facility issued to fund the purchase of Spirit.

Prior to the execution of the Merger Agreement, Spirit terminated the Agreement and Plan of Merger (the “Frontier Merger Agreement”), dated as of February 5, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp., and Spirit, in accordance with its terms.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Second Quarter 2022 Results
Our operating results in the second quarter of 2021 and 2020 were adversely impacted by the COVID-19 pandemic. As a result, comparisons of our year-over-year performance are inflated and would not necessarily be indicative of our future operating results. In certain cases, we have also provided comparisons of our second quarter 2022 results to our second quarter 2019 results (or year-over-three), which are better reflective of pre-pandemic operations, allowing for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.
•Second quarter system capacity increased by 20.2% year-over-year and increased by 2.3% versus the second quarter of 2019.
•Revenue for the second quarter of 2022 increased by 63.1%, or $946 million year-over-year, to $2.4 billion. Compared to the second quarter of 2019, revenue increased by 16.1%, or $340 million.
•Operating revenue per available seat mile ("RASM") for the second quarter of 2022 increased by 35.7% year-over-year to 14.90 cents. This compares to an increase of 13.5% year-over-three.
•Operating expense for the second quarter of 2022 increased by 89.2% to $2.6 billion. Compared to the second quarter of 2019, operating expense increased by 37.8%, or $702 million.
•Operating expense per available seat mile ("CASM") for the second quarter of 2022 increased by 57.4% to 15.59 cents. This compares to an increase of 34.7% from the second quarter of 2019.
•Our operating expense for the second quarter of 2022, 2021, and 2019 included the effects of special items. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense(1) increased by 16.0% to $1.6 billion year-over-year. This compares to an increase of 17.1% compared to the second quarter of 2019. Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for details of the special items.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel")(1) decreased by (3.5)% to 9.69 cents in the second quarter of 2022 compared to the second quarter of 2021.
•Our reported (loss) diluted earnings per share for the second quarter of 2022, 2021, and 2019 were $(0.58), $0.20, and $0.59, respectively. Excluding special items, mark-to-market and certain gains and losses on our investments, our adjusted (loss) earnings per share(1) for the second quarter of 2022 was $(0.47). Excluding special items, our adjusted (loss) diluted earnings per share(1) for the second quarter of 2021 and 2019 were $(0.65) and $0.60, respectively.
Network
We added two new destinations to our network in the second quarter of 2022:

Destination	Service Commenced
Vancouver, Canada	June 9, 2022
Asheville, North Carolina	June 16, 2022
Following the success of our inaugural transatlantic service between New York's John F. Kennedy International Airport and London, which began in August 2021, we began service to London from Boston Logan International Airport ("Boston") on August 4, 2022.
In June 2022, we received permanent slots at London Heathrow Airport for flights starting October 29, 2022, which will help secure our long-term future at the iconic global hub. Permanent slots allow us to retain our presence and visibility at the busiest airport in the United Kingdom as we continue to grow our base of transatlantic travelers.
Customer Experience
In June 2022, we announced new enhancements and inventory to Paisly by JetBlue ("Paisly"), a travel website that leverages smart technology to provide individually tailored offers to our customers based on their itinerary. We believe that
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
through Paisley we will add breadth to our product offerings, learn more about our customers' preferences, and contribute to future earnings growth. New and improved features on Paisly include:
•24/7 Customer Support: Paisly has introduced around-the-clock support, which will allow Paisly customers to experience even faster response times (less than five minutes) and get answers to their travel questions.
•Proactive Support: Paisly’s helpful humans will now call Paisly customers in the event their flight changes or cancels to check in with them on how they would like to modify their stay, car, or activity reservation to better match their updated flights.
•New Activities: Paisly has added new inventory and is offering thousands of activities to add to customers’ trips (including wine tours, watersports, skydiving, and art classes). In addition, customers can earn TrueBlue® points on purchases of activities.
•Increased Inventory of Stays: Paisly now offers exclusive deals on over 4,000 hotel properties and vacation rentals, giving customers more options to choose from when booking their next stay, and even more opportunities to earn Mosaic qualifying points on hotels and activities.
•Refreshed Look and Feel: Paisly's new website has a brand-new look and feel to make it even easier for customers to browse and book exclusive trip deals.
Environmental, Social, and Governance ("ESG")
We remain focused on continuing to lead in ESG initiatives. Our efforts include:
•We announced our commitment to work with the Science Based Targets initiative to set an interim emissions intensity target for our airline operations, in support of our broader commitment to net zero by 2040.
•In April 2022, we announced the execution of an offtake agreement with Aemetis for 125 million gallons of blended sustainable aviation fuel ("SAF") expected to be delivered to JetBlue over 10 years beginning in 2025.
•In April 2022, JetBlue Technology Ventures ("JTV"), our wholly owned subsidiary, announced its investment as a limited partner in TPG Rise Climate, the climate investing strategy of TPG's global impact investing platform TPG Rise, further continuing its commitment to creating a more sustainable travel industry.
•In June 2022, JetBlue began the office "Safe Spaces" certification process with The Stonewall Inn Gives Back Initiative ("SIGBI"). SIGBI leverages the historic significance of the New York City LGBTQ+ landmark to help other communities that don't have the same LGBTQ+ resources or support. As an original SIGBI donor, we are proud to be named the launch airline partner for the organization's Safe Spaces certification program, which identifies travel companies, entertainment venues, food and beverage locations, stores, businesses and other public venues to serve as a Safe Space for members of the LGBTQ+ community.
Outlook for 2022
We are pleased with the momentum we have seen in demand and revenue trends which accelerated throughout the second quarter. We expect unit revenue for the third quarter of 2022 to increase between 19% to 23% compared to the same period in 2019. For the third quarter of 2022, we expect capacity to decrease in a range between 0% to 3% compared to the same period in 2019. We believe the sequential step-down in capacity in the third quarter is consistent with the revised capacity plan we announced in April and will set us up for success in the third quarter. Full year 2022 capacity is expected to increase between 0% to 3% compared to 2019. Our original expectation for full year 2022 capacity was an increase of between 11% to 15% versus 2019.
Operating expenses per available seat mile, excluding fuel and related taxes, other non-airline operating expenses, and special items ("CASM Ex-Fuel")(1) for the third quarter of 2022 is expected to increase between 15% to 17%. This increase is primarily attributed to the following factors: sequential step-down in capacity, timing of maintenance events, and continued operational investments. We expect full year 2022 CASM Ex-Fuel to increase between 11% to 14% compared to 2019 and to return to profitability in the second half of 2022.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 vs. 2021
Overview
We reported a net loss of $(188) million, operating loss of $(113) million and an operating margin of (4.6)% for the three months ended June 30, 2022. This compares to a net income of $64 million, an operating income of $147 million and an operating margin of 9.8% for the three months ended June 30, 2021. Loss per share was $(0.58) for the second quarter of 2022 compared to $0.20 of earnings per diluted share for the same period in 2021.
Our reported results for the three months ended June 30, 2022 included the effects of special items and certain gains and losses on our investments. Adjusting for these items(1), our adjusted net loss(1) was $(153) million, adjusted operating loss(1) was $(69) million, adjusted operating margin(1) was (2.8)%, and adjusted loss per share(1) was $(0.47) million for the three months ended June 30, 2022.
Our reported results for the three months ended June 30, 2021 included the effects of special items. Adjusting for these special items(1), our adjusted net loss(1) was $206 million, adjusted operating loss(1) was $219 million, adjusted operating margin(1) was (14.6)%, and adjusted loss per share was $(0.65) million for the three months ended June 30, 2021.
On-time performance, as defined by the Department of Transportation, or DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2022, our systemwide on-time performance was 63.2% compared to 73.8% for the same period in 2021. Our completion factor decreased by (3.6)% points to 95.6% in the second quarter of 2022 from 99.2% in the same period in 2021.

Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2022	2021	$	%
Passenger revenue	$2,302	$1,388	$914	65.8%
Other revenue	143	111	32	29.6
Total operating revenues	$2,445	$1,499	$946	63.1%

Average Fare	$221.38	$174.90	$46.48	26.6%
Yield per passenger mile (cents)	16.48	12.82	3.66	28.5
Passenger revenue per ASM (cents)	14.03	10.18	3.85	37.9
Operating revenue per ASM (cents)	14.90	10.99	3.91	35.7
Average stage length (miles)	1,233	1,279	(46)	(3.6)
Revenue passengers (thousands)	10,396	7,938	2,458	31.0
Revenue passenger miles (millions)	13,967	10,804	3,163	29.3
Available Seat Miles (ASMs) (millions)	16,405	13,645	2,760	20.2
Load Factor	85.1%	79.2%		5.9	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $914 million, or 65.8%, for the three months ended June 30, 2022 compared to the same period in 2021, was primarily driven by the return in demand for travel as we continue to recover from the COVID-19 pandemic. Revenue passengers increased to 10.4 million for the three months ended June 30, 2022 from 7.9 million for the same period in 2021.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2022	2021	$	%	2022	2021	% Change
Aircraft fuel and related taxes	$910	$336	$574	170.7%	5.55	2.46	125.2%
Salaries, wages and benefits	695	577	118	20.4	4.23	4.23	0.2
Landing fees and other rents	149	174	(25)	(14.4)	0.91	1.27	(28.8)
Depreciation and amortization	145	133	12	8.4	0.88	0.98	(9.8)
Aircraft rent	27	26	1	5.0	0.17	0.19	(12.7)
Sales and marketing	78	47	31	65.1	0.48	0.35	37.4
Maintenance, materials and repairs	162	164	(2)	(1.3)	0.98	1.20	(17.9)
Other operating expenses	348	261	87	33.6	2.12	1.91	11.1
Special items	44	(366)	410	(112.1)	0.27	(2.68)	(110.0)
Total operating expenses	$2,558	$1,352	$1,206	89.2%	15.59	9.91	57.4%

Total operating expenses excluding special items(1)	$2,514	$1,718	$796	46.3%	15.32	12.59	21.7%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $574 million, for the three months ended June 30, 2022 compared to the same period in 2021. The average fuel price for the three months ended June 30, 2022 increased by 121.6% to $4.24 per gallon. Our fuel consumption for this period increased by 22.2%, or 39 million gallons, due to the increase in capacity as demand for travel returned.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $118 million, or 20.4%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase was driven primarily by higher total hours worked by our crewmembers as we align our workforce with the increased demand for travel and the need for premium and incentive pay to support our operation. As of June 30, 2022, we have approximately 24,000 crewmembers compared to approximately 20,000 crewmembers at June 30, 2021. The average number of full-time equivalent crewmembers increased by 28.9% compared to the same period in 2021.
Landing Fees and Other Rents
Landing fees and other rents decreased $25 million, or (14.4)%, for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in rates offset by an increase in departures.
Depreciation and Amortization
Depreciation and amortization increased $12 million, or 8.4%, for the three months ended June 30, 2022 compared to the same period in 2021 primarily driven by the addition of 12 new aircraft that were placed into service since June 30, 2021. The average number of our operating aircraft increased by 5.3% during the three months ended June 30, 2022 as compared to the same period in 2021.
Sales and Marketing
Sales and marketing increased $31 million, or 65.1%, for the three months ended June 30, 2022 compared to the same period in 2021 principally driven by higher credit card fees and computer reservation system charges, which are directly related to the return in demand as we continue to recover from the COVID-19 pandemic. Revenue passengers increased by 2.5 million, or 31.0%, during the three months ended June 30, 2022 as compared to the same period in 2021.
Maintenance Materials and Repairs
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maintenance materials and repairs decreased $2 million, or (1.3)%, for the three months ended June 30, 2022 compared to the same period in 2021, primarily driven by the timing of engine maintenance, offset by an increase in heavy maintenance and power by the hour based maintenance driven by the increase in aircraft utilization.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $87 million, or 33.6%, for the three months ended June 30, 2022 compared to the same period in 2021 as we ramped up the level of our operations in response to the return in demand for air travel.
Special Items
For the three months ended June 30, 2022, special items included:
•$32 million relating to an ALPA ratification bonus and associated payroll taxes;
•$7 million relating to our takeover bid for Spirit; and
•$5 million relating to an impairment on our E190 fleet;
Special items for the three months ended June 30, 2021 included the following:
•Contra-expense of $357 million which represents the amount of federal payroll support grants utilized during the period; and
•Contra-expense of $9 million related to the recognition of Employee Retention Credits provided by the CARES Act.
Six Months Ended June 30, 2022 vs. 2021
Overview
We reported a net loss of $443 million, an operating loss of $480 million and an operating margin of (11.5)% for the six months ended June 30, 2022. This compares to a net loss of $183 million, an operating loss of $147 million and an operating margin of (6.6)% for the six months ended June 30, 2021. Loss per share was $(1.38) for the six months ended June 30, 2022 compared to $(0.58) for the same period in 2021.
Our reported results for the six months ended June 30, 2022 included the effects of special items and certain gains and losses on investments. Adjusted for these items, our adjusted net loss(1) was $408 million, adjusted operating loss(1) was $436 million, adjusted operating margin(1) was (10.4)%, and adjusted loss per share(1) was $(1.27) for the six months ended June 30, 2022.
Our reported results for the six months ended June 30, 2021 included the effects of special items. Adjusting for these special items, our adjusted net loss(1) was $665 million, adjusted operating loss(1) was $802 million, adjusted operating margin(1) was (35.9)%, and adjusted loss per share(1) was $(2.10) for the six months ended June 30, 2021.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2022	2021	$	%
Passenger revenue	$3,904	$2,058	$1,846	89.7%
Other revenue	277	174	103	59.2
Total operating revenues	$4,181	$2,232	$1,949	87.4%

Average Fare	$210.20	$165.93	$44.27	26.7%
Yield per passenger mile (cents)	15.68	12.39	3.29	26.6
Passenger revenue per ASM (cents)	12.28	9.05	3.23	35.7
Operating revenue per ASM (cents)	13.15	9.82	3.33	34.0
Average stage length (miles)	1,232	1,278	(46)	(3.6)
Revenue passengers (thousands)	18,573	12,401	6,172	49.8
Revenue passenger miles (millions)	24,893	16,611	8,282	49.9
Available Seat Miles (ASMs) (millions)	31,788	22,734	9,054	39.8
Load Factor	78.3%	73.1%		5.2	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $1.8 billion, or 89.7%, for the six months ended June 30, 2022 compared to the same period in 2021, was primarily driven by the return in demand for travel and a 26.7% increase in fare, as we continue to recover from the COVID-19 pandemic. Revenue passengers increased by 49.8% to 18.6 million for the six months ended June 30, 2022 from 12.4 million for the same period in 2021.
Operating Expenses
In detail, our operating costs per available seat mile, or ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2022	2021	$	%	2022	2021	% Change
Aircraft fuel and related taxes	$1,481	$530	$951	179.6%	4.66	2.33	100.0%
Salaries, wages and benefits	1,383	1,098	285	25.9	4.34	4.83	(10.0)
Landing fees and other rents	281	289	(8)	(2.8)	0.88	1.27	(30.5)
Depreciation and amortization	288	258	30	11.6	0.91	1.13	(20.2)
Aircraft rent	53	50	3	4.6	0.17	0.22	(25.2)
Sales and marketing	135	70	65	93.4	0.42	0.31	38.3
Maintenance, materials and repairs	313	268	45	17.0	0.99	1.18	(16.3)
Other operating expenses	683	471	212	45.0	2.15	2.07	3.7
Special items	44	(655)	699	106.8	0.14	(2.88)	104.8
Total operating expenses	$4,661	$2,379	$2,282	95.9%	14.66	10.46	40.1%

Total operating expenses excluding special items(1)	$4,617	$3,034	$1,583	52.2%	14.52	13.34	8.8%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $951 million, or 179.6%, for the six months ended June 30, 2022 compared to the same period in 2021. The average fuel price for the six months ended June 30, 2022 increased by 95.7% to $3.60 per gallon. Our fuel consumption increased by 42.8%, or 123 million gallons, due to the increase in capacity as demand for travel returned. Scheduled departures increased to 161,848 flights, or 45.4%, for the six months ended June 30, 2022.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $285 million, or 25.9%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase was driven primarily by higher total hours worked by our crewmembers as we align our workforce with the increased demand for travel and the need for premium and incentive pay to support our operation. As of June 30, 2022, we have approximately 24,000 crewmembers compared to approximately 20,000 crewmembers at June 30, 2021.
Landing Fees and Other Rents
Landing fees and other rents decreased by $8 million, or 2.8%, for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in rates offset by an increase in departures.
Depreciation and Amortization
Depreciation and amortization increased by $30 million, or 11.6%, for the six months ended June 30, 2022 compared to the same period in 2021. This increase was primarily attributed to the addition of 12 new aircraft that were placed into service since June 30, 2021. The average number of aircraft increased by 5.4% during the six months ended June 30, 2022 as compared to the same period in 2021.
Aircraft Rent
Aircraft rent increased $3 million, or 4.6%, for the six months ended June 30, 2022 compared to the same period in 2021.
Sales and Marketing
Sales and marketing increased $65 million, or 93.4%, for the six months ended June 30, 2022 compared to the same period in 2021 driven by higher credit card fees and computer reservation system charges, which are directly related to demand increases as we continue to recover from the COVID-19 pandemic. Revenue passengers for the six months ended June 30, 2022 increased by 6.2 million, or 49.8%, year-over-year.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $45 million, or 17.0%, for the six months ended June 30, 2022 compared to the same period in 2021, primarily driven by a large increase in power by the hour based maintenance associated with an increase in aircraft utilization.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $212 million, or 45.0%, for the six months ended June 30, 2022 compared to the same period in 2021 as we ramped up the level of our operations in response to the return in demand for air travel.
Special Items
Special items for the six months ended June 30, 2022 included the following:
•$32 million relating to an ALPA ratification bonus and associated payroll taxes;
•$7 million relating to our takeover bid for Spirit; and
•$5 million relating to an impairment on our E190 fleet;
For the six months ended June 30, 2021, special items included:
•Contra-expense of $644 million, which represents the amount of federal payroll support grants utilized during the period; and
•Contra-expense of $11 million related to the recognition of Employee Retention Credits provided by the CARES Act.
Operational Statistics
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth our operating statistics for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2022	2021	%		2022	2021	%
Operational Statistics
Revenue passengers (thousands)	10,396	7,938	31.0		18,573	12,401	49.8
Revenue passenger miles (RPMs) (millions)	13,967	10,804	29.3		24,893	16,611	49.9
Available seat miles (ASMs) (millions)	16,405	13,645	20.2		31,788	22,734	39.8
Load factor	85.1%	79.2%	5.9	pts	78.3%	73.1%	5.2	pts
Aircraft utilization (hours per day)	10.4	8.8	18.2		10.2	7.4	37.8

Average fare	$221.38	$174.90	26.6		$210.20	$165.93	26.7
Yield per passenger mile (cents)	16.48	12.82	28.5		15.68	12.39	26.6
Passenger revenue per ASM (cents)	14.03	10.18	37.9		12.28	9.05	35.7
Operating revenue per ASM (cents)	14.90	10.99	35.7		13.15	9.82	34.0
Operating expense per ASM (cents)	15.59	9.91	57.4		14.66	10.46	40.1
Operating expense per ASM, excluding fuel(1)	9.69	10.05	(3.5)		9.77	10.92	(10.5)

Departures	83,455	67,253	24.1		161,848	111,302	45.4
Average stage length (miles)	1,233	1,279	(3.6)		1,232	1,278	(3.6)
Average number of operating aircraft during period	283.2	269.0	5.3		282.6	268.0	5.4
Average fuel cost per gallon, including fuel taxes	$4.24	$1.91	121.6		$3.60	$1.84	95.7
Fuel gallons consumed (millions)	215	176	22.2		411	288	42.8
Average number of full-time equivalent crewmembers					19,868	15,416
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to the uncertainties related to economic conditions, cost of aircraft fuel, recovery from the COVID-19 pandemic, and various other factors which are outside of our control. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance.
CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the significant changes between June 30, 2022, and December 31, 2021.

(in millions)
Selected Balance Sheet Data:	June 30, 2022	December 31, 2021	$ Change	% Change
ASSETS
Cash and cash equivalents	1,611	2,018	(407)	(20.2)%
Investment securities	873	824	49	6.1%
Receivables, less allowance (2022-$3; 2021-$3)	291	207	84	40.3%
Flight equipment	11,390	11,161	229	2.1%
LIABILITIES
Air traffic liability	1,984	1,618	366	22.6%
Other accrued liabilities	465	359	106	29.9%
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,394	3,651	(257)	(7.0)%
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash and cash equivalents
Cash and cash equivalents decreased by $(407) million, or (20.2)%, to $1.6 billion as of June 30, 2022. Notable outflows during the six months ended June 30, 2022 include: $339 million in capital expenditures inclusive of predelivery deposits for flight equipment, $140 million of net purchases in investment securities, and $189 million in repayment of long-term debt and finance lease obligations. These outflows were partially offset by net cash provided by operating activities of $299 million.
Investment securities
Investment securities increased by $49 million, or 6.1%, primarily driven by the net purchases of commercial paper and time deposits which had maturities between three and twelve months at June 30, 2022.
Receivables, less allowance
Receivables increased by $84 million, primarily driven by an increase in credit card receivables due to an increase in sales.
Flight equipment
Flight equipment increased by $229 million, or 2.1%, principally driven by aircraft capital expenditures made in the first half of 2022. Additional information related to our aircraft capital expenditures are provided within our discussion of investing activities under the "Liquidity and Capital Resources" section below.
Air traffic liability
Air traffic liability increased by $366 million, or 22.6%, driven by the improvements in demand as customers began to gain confidence to travel in the midst of the COVID-19 pandemic and resume booking travel further in advance. The cash collected from customers for future travel is recorded on our balance sheet until the point in time that the customer travels.
Other accrued liabilities
Other accrued liabilities increased by $106 million, or 29.9%, primarily as a result of an increase in passenger tax liabilities.
Long-term debt and finance lease obligations
Long-term debt and finance lease obligations decreased by $257 million, or (7.0)%, mainly due to regularly scheduled principal payments made in the first half of 2022.
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
At June 30, 2022, we had cash, cash equivalents, and short-term investments of approximately $2.5 billion.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $299 million and $1.7 billion for the six months ended June 30, 2022 and 2021, respectively. Higher losses, principally driven by higher operating expenses, along with a significant reduction in air traffic liability contributed to the decrease in operating cash flows.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investing Activities
During the six months ended June 30, 2022, capital expenditures related to our purchase of flight equipment included $90 million related to the purchase of three Airbus A220 aircraft and engines, $29 million for spare part purchases, $99 million in work-in-progress relating to flight equipment, and $65 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $56 million. Investing activities also included the net purchase of investment securities of $139 million.
During the six months ended June 30, 2021, capital expenditures related to our purchase of flight equipment included $340 million related to the purchase of seven Airbus A321neo aircraft and spare engines, $59 million related to the purchase of two A220 aircraft and spare engines, $57 million in work-in-progress relating to flight equipment, $27 million for spare part purchases, and $16 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $41 million. Investing activities also included the net proceeds from investment securities of $340 million.
Financing Activities
Financing activities for the six months ended June 30, 2022 primarily consisted of the following:
•Principal payments of $189 million on our outstanding debt and finance lease obligations.
•Entering into a commitment letter for a Senior Secured Bridge Facility of up to $3.5 billion to finance the potential acquisition of Spirit.
Financing activities for the six months ended June 30, 2021 primarily consisted of the following:
•Net proceeds of $734 million from the issuance of our 0.50% Convertible Senior Notes due 2026; and
•Net proceeds of $276 million and $14 million from the issuances of unsecured term loans and warrants, respectively, in connection with the Payroll Support Program 2 and Payroll Support Program 3
•These proceeds were more than offset by principal payments of $1.5 billion on our outstanding debt and finance lease obligations, $550 million of which were associated with the payoff of our revolving Credit and Guaranty Agreement.
Working Capital
We had a working capital deficit of $1.1 billion at June 30, 2022 compared to $170 million at December 31, 2021. Our working capital decreased by $901 million due to several factors, including an overall increase in our air traffic liability which was attributed to the increase in customer bookings primarily driven by the return in demand for travel.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities which may be available to us. We expect to generate positive working capital through our operations. However, we cannot predict what the effect on our business might be from future developments related to the recovery of the COVID-19 pandemic and its impact on the economy and consumer behavior, the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. or international military actions, acts of terrorism, or other external geopolitical events and conditions. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Our contractual obligations at June 30, 2022 include the following (in billions):

	Payments due in
	Total	2022	2023	2024	2025	2026	Thereafter
Debt and finance lease obligations(1)	$4.5	$0.2	$0.7	$0.4	$0.3	$1.0	$1.9
Operating lease obligations	1.0	0.1	0.1	0.1	0.1	0.1	0.5
Flight equipment purchase obligations(2)	8.3	0.6	1.6	2.0	1.7	1.4	1.0
Other obligations(3)	2.5	0.2	0.4	0.4	0.4	0.4	0.7
Total	$16.3	$1.1	$2.8	$2.9	$2.5	$2.9	$4.1
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after June 30, 2022.
(1) Includes actual interest and estimated interest for floating-rate debt based on June 30, 2022 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of June 30, 2022.
(3) Amounts include non-cancelable commitments for the purchase of goods and services.
As of June 30, 2022, we believe we are in material compliance with the covenants of our debt and lease agreements. We have approximately $41 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of June 30, 2022, we operated a fleet of 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 18 Airbus A321neo aircraft, 11 Airbus A220 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 217 are owned by us, 68 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of June 30, 2022, the average age of our operating fleet was 12 years.
Our aircraft order book as of June 30, 2022 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2022	3	7	10
2023	11	21	32
2024	13	27	40
2025	11	20	31
2026	12	14	26
2027	14	—	14
Total	64	89	153
In February 2022, we received notice from Airbus of anticipated delivery delays for the A220 aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of June 30, 2022. However, due to delays, we expect a delivery of a maximum of nine Airbus A220 aircraft in 2022.
Expenditures for our aircraft and spare engines include estimated amounts for contractual price escalations and predelivery deposits. We expect to meet our predelivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits required 6 to 24 months prior to delivery. Any predelivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depending on market conditions, we anticipate paying in cash for all scheduled aircraft deliveries in 2022. For deliveries after 2022, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, we expect our fixed costs to increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
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
Forward-Looking Information
This Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “intends,” “anticipates,” “indicates,” “remains,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “goals,” “targets” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic including new and existing variants, and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under various federal government support programs such as the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act, and the American Rescue Plan Act; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us related to our Northeast Alliance entered into with American Airlines, our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; adverse weather conditions or natural disasters; external geopolitical events and conditions; the occurrence of any event, change or other circumstances that could give rise to the right of JetBlue or Spirit or both of them to terminate the Merger Agreement; failure to obtain applicable regulatory or Spirit stockholder approval in a timely manner or otherwise and the potential financial consequences thereof; failure to satisfy other closing conditions to the proposed transactions with Spirit; failure of the parties to consummate the proposed transaction; JetBlue’s ability to finance the proposed transaction with Spirit and the indebtedness JetBlue expects to incur in connection with the proposed transaction; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all and to successfully integrate Spirit’s operations with those of JetBlue; the possibility that such integration may be more difficult, time-consuming or costly than expected or that operating costs and business disruption (including, without limitation, disruptions in relationships with employees, customers or suppliers) may be greater than expected in connection with the proposed transaction with Spirit; failure to realize anticipated benefits of the combined operations; demand for the combined company’s services; the growth, change and competitive landscape of the markets in which the combined company participates; expected seasonality trends; diversion of managements’ attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction with Spirit; risks related to investor and rating agency perceptions of each of the parties and their respective business, operations, financial condition and the industry in which they operate; risks related to the potential impact of general economic, political and market factors on the companies or the proposed transaction with Spirit; and ongoing and increase in costs related to IT network security. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration the proposed transaction with Spirit.

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
In 2022, special items include an ALPA ratification bonus and associated payroll taxes, an impairment on our E-190 fleet, and expenses relating to the proposed Spirit acquisition.
Special items for 2021 include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
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

2022 vs. 2021

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,558	$15.59	$1,352	$9.91	$4,661	$14.66	$2,379	$10.46
Less:
Aircraft fuel and related taxes	910	5.55	336	2.46	1,481	4.66	530	2.33
Other non-airline expenses	14	0.08	11	0.08	29	0.09	20	0.09
Special items	44	0.27	(366)	(2.68)	44	0.14	(655)	(2.88)
Operating expenses, excluding fuel	$1,590	$9.69	$1,371	$10.05	$3,107	$9.77	$2,484	$10.92

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 vs. 2019

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2019		2022		2019
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,558	$15.59	$1,855	$11.58	$4,661	$14.66	$3,652	$11.60
Less:
Aircraft fuel and related taxes	910	5.55	484	3.02	1,481	4.66	921	2.93
Other non-airline expenses	14	0.08	12	0.09	29	0.09	23	0.07
Special items	44	0.27	2	0.01	44	0.14	14	0.04
Operating expenses, excluding fuel	$1,590	$9.69	$1,357	$8.46	$3,107	$9.77	$2,694	$8.56
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
Operating Expense, (Loss) Income before Taxes, Net (Loss) Income and (Loss) Earnings per Share, excluding Special Items and Net Gain (Loss) on Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
In 2022, special items include an ALPA ratification bonus and associated payroll taxes, an impairment on our E-190 fleet, and expenses relating to the proposed Spirit acquisition.
Special items for 2021 include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 vs. 2021

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, (LOSS) INCOME BEFORE TAXES, NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS AND NET GAIN (LOSS) ON INVESTMENTS
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Total operating revenues	$2,445	$1,499	$4,181	$2,232

Total operating expenses	$2,558	$1,352	$4,661	$2,379
Less: Special items	44	(366)	44	(655)
Total operating expenses excluding special items	$2,514	$1,718	$4,617	$3,034

Operating (loss) income	$(113)	$147	$(480)	$(147)
Add back: Special items	44	(366)	44	(655)
Operating loss excluding special items	$(69)	$(219)	$(436)	$(802)

Operating margin excluding special items	(2.8)%	(14.6)%	(10.4)%	(35.9)%

(Loss) income before income taxes	$(151)	$57	$(549)	$(290)
Add back: Special items	44	(366)	44	(655)
Less: Net gain (loss) on investments	(5)	—	(4)	—
(Loss) income before income taxes excluding special items and net gain (loss) on investments	$(102)	$(309)	$(501)	$(945)

Pre-tax margin excluding special items	(4.2)%	(20.6)%	(12.0)%	(42.3)%

Net (loss) income	$(188)	$64	$(443)	$(183)
Add back: Special items	44	(366)	44	(655)
Less: Income tax (expense) benefit related to special items	12	(96)	12	(173)
Less: Net gain (loss) on investments	(5)	—	(4)	—
Less: Income tax (expense) benefit related to net gain (loss) on investments	2	—	1	—
Net (loss) income excluding special items and net gain (loss) on investments	$(153)	$(206)	$(408)	$(665)

Earnings Per Common Share:
Basic	$(0.58)	$0.20	$(1.38)	$(0.58)
Add back: Special items, net of tax	0.10	(0.85)	0.10	(1.52)
Less: Net gain (loss) on investments, net of tax	(0.01)	—	(0.01)	—
Basic excluding special items and net gain (loss) on investments	$(0.47)	$(0.65)	$(1.27)	$(2.10)

Diluted	$(0.58)	$0.20	$(1.38)	$(0.58)
Add back: Special items, net of tax	0.10	(0.85)	0.10	(1.52)
Less: Net gain (loss) on investments, net of tax	(0.01)	—	(0.01)	—
Diluted excluding special items and net gain (loss) on investments	$(0.47)	$(0.65)	$(1.27)	$(2.10)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 vs. 2019

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, (LOSS) INCOME BEFORE TAXES, NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS AND NET GAIN (LOSS) ON INVESTMENTS
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2019	2022	2019
Total operating revenues	$2,445	$2,105	$4,181	$3,977

Total operating expenses	$2,558	$1,855	$4,661	$3,652
Less: Special items	44	2	44	14
Total operating expenses excluding special items	$2,514	$1,853	$4,617	$3,638

Operating (loss) income	$(113)	$250	$(480)	$325
Add back: Special items	44	2	44	14
Operating (loss) income excluding special items	$(69)	$252	$(436)	$339

Operating margin excluding special items	(2.8)%	12.0%	(10.4)%	8.5%

(Loss) income before income taxes	$(151)	$236	$(549)	$294
Add back: Special items	44	2	44	14
Less: Net gain (loss) on investments	(5)	—	(4)	—
(Loss) income before income taxes excluding special items and net gain (loss) on investments	$(102)	$238	$(501)	$308

Pre-tax margin excluding special items	(4.2)%	11.3%	(12.0)%	7.8%

Net (loss) income	$(188)	$179	$(443)	$221
Add back: Special items	44	2	44	14
Less: Income tax (expense) benefit related to special items	12	1	12	3
Less: Net gain (loss) on investments	(5)	—	(4)
Less: Income tax (expense) benefit related to net gain (loss) on investments	2	—	1	—
Net (loss) income excluding special items and net gain (loss) on investments	$(153)	$180	$(408)	$232

Earnings Per Common Share:
Basic	$(0.58)	$0.60	$(1.38)	$0.73
Add back: Special items, net of tax	0.10	—	0.10	0.03
Less: Net gain (loss) on investments, net of tax	(0.01)	—	(0.01)	—
Basic excluding special items and net gain (loss) on investments	$(0.47)	$0.60	$(1.27)	$0.76

Diluted	$(0.58)	$0.59	$(1.38)	$0.73
Add back: Special items, net of tax	0.10	0.01	0.10	0.03
Less: Net gain (loss) on investments, net of tax	(0.01)	—	(0.01)	—
Diluted excluding special items and net gain (loss) on investments	$(0.47)	$0.60	$(1.27)	$0.76

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$299	$1,658
Less: Capital expenditures	(274)	(524)
Less: Predelivery deposits for flight equipment	(65)	(16)
Free Cash Flow	$(40)	$1,118

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2021 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2022 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $347 million. As of June 30, 2022, we had not hedged any of our projected fuel requirement for the remainder of 2022.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.7 billion of our debt and finance lease obligations, with the remaining $100 million having floating interest rates. As of June 30, 2022, if interest rates were on average 100 basis points higher in 2022, our annual interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2021 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K, other than the risk factors described below.

In order to complete the Merger, we and Spirit must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.

Although we and Spirit have agreed to use reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, including from the FCC, the FAA and the DOT, as well as the expiration or termination of relevant waiting periods under the HSR Act, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. The governmental entities from which these approvals are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger. These governmental entities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to approving the Merger, these governmental entities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Merger. As part of the Merger Agreement, we have agreed to take any such required divestiture actions in connection with the consummation of Merger, provided that we are not required to take any divestiture actions if such action would or would reasonably be expected to result in a material adverse effect on JetBlue and its subsidiaries (including Spirit and its subsidiaries) nor are we required to take any action that, in our discretion, would be reasonably likely to materially and adversely affect the anticipated benefits of JetBlue's Northeast Alliance with American. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after completion of the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental entities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.

Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.

The Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including among other things receipt of Spirit stockholder approval and receipt of applicable regulatory approvals, including approvals from the FCC, the FAA and the DOT, the expiration or early termination of the statutory waiting period under the HSR Act and approval under certain foreign antitrust laws.

The process of satisfying such conditions, including seeking the necessary regulatory approvals, could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

•we may experience negative reactions from the financial markets, including investors and rating agencies, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed;

•we may experience negative reactions from employees, customers, suppliers or other third parties;

•we may be subject to litigation, which could result in significant costs and expenses;

•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us;

•in certain circumstances, if the Merger is not consummated for antitrust reasons, JetBlue will pay Spirit a reverse      break-up of $70 million and will pay the Spirit stockholders directly a reverse break-up fee of $400 million, less the aggregate amount of the prepayment of $2.50 per share in cash payable following Spirit stockholders’ approval of the transaction and a ticking fee of $0.10 per month starting in January 2023 through the earlier of the Closing Date or termination of the transaction; and

•our costs of pursuing the Merger may be higher than anticipated.

If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations and financial condition.

The pendency of the proposed Merger may cause disruption in our business.

On July 28, 2022, we entered into a Merger Agreement with Spirit, pursuant to which we would acquire Spirit.

The preparation for the proposed Merger and the subsequent integration with Spirit’s business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

While the Merger is pending, we intend to continue to grow our business which will entail the continued hiring of additional employees, including pilots and other skilled workers, presently in short supply in the airline industry. Any disruption [or perceived uncertainty] may make it more difficult for us to meet our employee retention and hiring goals which could materially impact our business, results of operations and financial condition.

The pendency of the proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including customers, employees, business partners or suppliers, unions, third-party service providers and third-party distribution channels, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

We will incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, which we expect to continue as we seek regulatory and other approvals to complete the proposed Merger. We may also incur unanticipated costs in connection with our integration with Spirit’s business. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.

Our indebtedness following completion of the Merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of JetBlue and Spirit existing prior to the announcement of the transaction, which could adversely affect our business flexibility, and increase our borrowing costs. Downgrades in our credit ratings could adversely affect our business, cash flows, financial condition and operating results.

In order to complete the Merger, we expect to incur acquisition-related debt financing of up to $3.5 billion and we will also assume Spirits indebtedness outstanding at the closing. Our substantially increased indebtedness following completion of the Merger may impact, among other things, our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to service our increased indebtedness will be greater than the amount of cash flows required prior to the Merger. The increased indebtedness could also reduce funds available to engage in investments in our business development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

In addition, our credit ratings impact the cost and availability of our future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or, following completion of the Merger, those obligations of the combined company. Each ratings organization reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. The rating agencies have published reports which indicate that an increase in our consolidated leverage following the completion of the Merger may negatively impact our credit ratings. Further, if interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.

We may also be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.

Although we expect that the Merger will result in synergies and other benefits to us, we may not realize those benefits because of required divestitures, difficulties related to integration and the achievement of such synergies and other challenges.

Until completion of the Merger, we and Spirit will operate independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Historically, the integration of separate airlines has proven to be more time consuming, costly and require more resources than initially expected. We expect we will be required to devote significant management attention and financial and other resources to integrating our two business practices, cultures and operations. If we are not able to successfully integrate our business with Spirit’s, the anticipated benefits and operational synergies of the Merger may take longer than expected to be realized or not be realized at all. In connection with the integration of our business with Spirit’s in a manner that permits us to achieve the synergies anticipated to result from the Merger we will need to address, among other things, the following issues:

•combining the companies’ separate operational, financial, reporting and internal control functions;

•maintaining existing or negotiating new agreements with unions, employees, suppliers, third-party service providers and third-party distribution channels, and avoiding delays in entering into new agreements with prospective employees, suppliers, third-party service providers and third-party distribution channels;

•integrating complex systems and technologies, including implementing an integrated customer reservations system, operating procedures, regulatory compliance programs, aircraft fleets, networks, and other assets in a manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•integrating the businesses’ corporate, administrative and information technology infrastructure, including coordinating geographically dispersed companies;

•diversion of the attention of management and other key employees;

•harmonizing the companies’ employee development, compensation and benefit programs and related policies, procedures and practices;

•integrating workforces and attracting and retaining key personnel while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•identifying and eliminating redundant and underperforming operations and assets in both companies;

•managing the expanded operations of a significantly larger and more complex company;

•coordinating sales, distribution and marketing efforts, including the rebranding initiatives related to the Spirit business;

•effecting potential actions that may be required in connection with obtaining regulatory approvals; and

•resolving potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Even if the operations of our business and Spirit’s business are integrated successfully, the full expected benefits and synergies of the Merger may not be realized. There is risk that the expected benefits may not be achieved within the anticipated time frame or at all. Additional unanticipated costs, which could be material, may also be incurred in the integration of our business and Spirit’s business. Further, it is possible that there could be loss of key JetBlue or Spirit employees, loss of customers, disruption of either or both of our or Spirit’s ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Additionally, the full benefits of the Merger may not be realized if the combined business does not perform as expected or demand for the combined company’s services does not meet our expectations. The risks currently facing each of our and Spirit’s business and the airline industry, including the ongoing impact of the COVID-19 pandemic and any possible resurgence in infection rates and the impact on airline travel, will also present additional challenges for us to successfully integrate our two companies.

We plan to submit to the FAA a transition plan for merging the day-to-day operations of JetBlue and Spirit under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate. The actual time required and cost incurred to receive this approval cannot be predicted and no actual integration may start until after closing. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan. We face challenges in integrating our computer, communications and other technology systems. All of these factors could materially adversely affect our business, results of operations and financial condition.

We may face challenges in integrating our computer, communications and other technology systems.

Among the principal risks of integrating our and Spirit’s businesses and operations are the risks relating to integrating various computer, communications and other technology systems, including implementing an integrated customer reservations system, that will be necessary to operate JetBlue and Spirit as a single airline. The integration of these systems may be more disruptive and cost more than we may originally estimate. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. The related implementation will be a complex and time-consuming project involving internal resources, substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our computer, communications and other technology systems. These factors could include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our network; training employees in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our and Spirit’s security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and our operations and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

The combined company is expected to incur substantial expenses related to the Merger and the integration of JetBlue and Spirit.

The combined company is expected to incur substantial expenses in connection with the Merger and the integration of JetBlue and Spirit. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, reservations, maintenance, flight operations, marketing and benefits. While we and Spirit have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in the combined company taking significant charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.

We and Spirit are dependent on the experience and industry knowledge of our respective officers and other key employees to execute our respective business plans. The combined company’s success after the Merger will depend in part upon the ability of our and Spirit to retain key management personnel and other key employees. Current and prospective employees of JetBlue and Spirit may experience uncertainty about their roles within the combined company following the Merger, which may impair the ability of both entities to attract, retain and motivate key management and other key personnel. Employee retention may be particularly challenging during the pendency of the Merger, as employees of JetBlue and Spirit may experience uncertainty about their future roles in the combined business.

Various Spirit officers and employees hold Spirit common shares, Spirit restricted stock units (“Spirit RSUs”) and Spirit performance stock units (“Spirit PSUs”), some of which are subject to accelerated vesting upon a change in control, and, if the Merger is completed, these officers and employees may be entitled to the cash consideration payable under the Merger Agreement in respect of such Spirit common shares, Spirit RSUs and Spirit PSUs. These payouts could also make retention of these officers and employees following the closing more difficult. Additionally, pursuant to employment agreements and/or other agreements or arrangements with Spirit, certain key employees of Spirit are entitled to receive severance payments upon a termination without cause and/or a resignation for “good reason” following completion of the Merger. Under these agreements, certain key employees of Spirit could resign from employment following specified circumstances set forth in the applicable agreement, including an adverse change in title, authority or responsibilities, compensation and benefits or primary office location, and receive significant severance payments.

Furthermore, if key employees of JetBlue or Spirit depart or are at risk of departing, we may have to incur significant costs (in addition to the retention program to be implemented by Spirit in connection with the Merger Agreement) in retaining such individuals or in identifying, hiring and retaining replacements and may lose significant expertise and talent, and our ability to realize the anticipated benefits of the Merger may be materially and adversely affected. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key employees of JetBlue and Spirit to the same extent that JetBlue and Spirit have previously been able to attract or retain their own employees.

The future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either our or Spirit’s business. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose challenges for management, including those related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected synergies, operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the Merger.

Following the closing of the Merger, we will be bound by all of the obligations and liabilities of both companies.

Following the closing, we will become bound by all of the obligations and liabilities of JetBlue and Spirit. Neither we nor Spirit can predict the financial condition of JetBlue or Spirit at the time of that combination or our ability to satisfy the obligations and liabilities of the combined company.

The need to integrate the JetBlue and Spirit workforces following the Merger and negotiate joint labor agreements presents the potential for delay in achieving expected synergies, increased labor costs or labor disputes that could adversely affect the combined company’s operations.

The successful integration of JetBlue and Spirit and achievement of the anticipated benefits of the combination depend significantly on integrating employee groups and on maintaining productive employee relations. Failure to do so presents the potential for delays in achieving expected synergies of integration, increased labor costs and labor disputes that could adversely affect the combined company’s operations.

Spirit is a highly unionized company; JetBlue's two unionized groups are its Pilots and Inflight Crewmembers. The process for integrating labor groups in an airline merger is governed by a combination of the United States Railway Labor Act (“RLA”), the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements, and to a certain extent, union policy related to seniority integration. Pending operational integration, it is generally necessary to maintain a “fence” between employee groups, during which time the combined company will keep the employee groups separate and apply the terms of the existing collective bargaining agreements, unless other terms have been negotiated.

Under the RLA, the National Mediation Board (“NMB”) has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the NMB has authority to resolve include (i) whether the merger has created a “single carrier” for representation purposes; (ii) designation of the appropriate “craft or class”—the RLA term for “bargaining unit”—for bargaining at the combined company on a system wide basis, an issue which typically arises from minor inconsistencies over which positions are included within a particular craft or class at the two companies; and (iii) designation of the representative of each craft or class at the combined company.

In order to fully integrate the pre-merger represented employee groups, the combined company must negotiate a joint collective bargaining agreement covering each combined group. These negotiations can begin immediately where the same union represents employees of both companies within the craft or class in question, but otherwise will likely begin after a single post-merger representative has been certified by the NMB.

Prior to the completion of the Merger, there is a risk of litigation or arbitration by unions or individual employees that could delay or halt the Merger or result in monetary damages on the basis that the Merger either violates a provision of an existing collective bargaining agreement or an obligation under the RLA or other applicable law. The unions or individual employees might also pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. There is also a possibility that employees or unions could engage in unlawful job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt our and Spirit’s normal operations, whether in opposition to the Merger or in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and we and Spirit can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined.

The Merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of shares of our common stock.

We currently project that the Merger will result in a number of benefits, including enhanced competitive positioning and a platform from which to accelerate growth, and that it will be accretive to earnings per share in the first full year after the close of the transaction. This projection is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Merger. Any dilution of, decrease in or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In accordance with the Payroll Support Program Agreement, the Payroll Support Program Extension Agreement, the Payroll Support 3 Agreement, and the Loan Agreement with Treasury, we are prohibited from making any share repurchases through September 30, 2022. We have suspended our share repurchase program as of March 31, 2020. The acquisition of treasury stock reflected on our condensed consolidated statement of cash flows for the six months ended June 30, 2022 and 2021 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the respective periods.
In consideration for the Payroll Support 2 Payments, during the six months ended June 30, 2021, we issued warrants to purchase approximately $1.0 million shares of common stock to Treasury at an exercise price of $14.43 per share. In consideration for the Payroll Support 3 Payments, during the six months ended June 30, 2021, we issued warrants to purchase approximately $0.7 million shares of common stock to Treasury at an exercise price of $19.90 per share. See Note 3 to our condensed consolidated financial statements.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See accompanying Exhibit Index included after the signature page of this Report for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated July 28, 2022, by and among JetBlue Airways Corporation, Sundown Acquisition Corp., and Spirit Airlines, Inc.—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 28, 2022 and filed on July 28, 2022

10.1†	Form of Performance Cash Award Agreement—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022
10.2†	Form of Executive Award Agreement (award vesting on May 1, 2023)—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022
10.3†
Form of Executive Award Agreement (award vesting on May 1, 2023, February 1, 2024, and February 1, 2025)—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	August 5, 2022	By:	/s/ Al Spencer
Al Spencer
Vice President, Controller and Principal Accounting Officer