Form 10-Q
period 2022-09-30
JETBLUE AIRWAYS CORP
filed 2022-11-02
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2022, there were 323,877,614 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,401	$2,018
Investment securities	692	824
Receivables, less allowance (2022-$3; 2021-$3)	298	207
Inventories, less allowance (2022-$27; 2021-$24)	79	74
Prepaid expenses and other	141	124
Total current assets	2,611	3,247
PROPERTY AND EQUIPMENT
Flight equipment	11,579	11,161
Predelivery deposits for flight equipment	398	337
Total flight equipment and predelivery deposits, gross	11,977	11,498
Less accumulated depreciation	3,532	3,227
Total flight equipment and predelivery deposits, net	8,445	8,271
Other property and equipment	1,303	1,205
Less accumulated depreciation	711	662
Total other property and equipment, net	592	543
Total property and equipment, net	9,037	8,814
OPERATING LEASE ASSETS	713	729
OTHER ASSETS
Investment securities	175	39
Restricted cash	83	59
Intangible assets, less accumulated amortization (2022-$443; 2021-$405)	258	284
Other	453	470
Total other assets	969	852
TOTAL ASSETS	$13,330	$13,642

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited, in millions, except per share data)

	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$600	$499
Air traffic liability	1,745	1,618
Accrued salaries, wages and benefits	510	480
Other accrued liabilities	421	359
Current operating lease liabilities	103	106
Current maturities of long-term debt and finance lease obligations	524	355
Total current liabilities	3,903	3,417
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,235	3,651
LONG-TERM OPERATING LEASE LIABILITIES	686	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	790	843
Air traffic liability - non-current	702	640
Other	507	552
Total deferred taxes and other liabilities	1,999	2,035
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 483 and 478 shares issued and 324 and 320 shares outstanding at September 30, 2022 and December 31, 2021, respectively	5	5
Treasury stock, at cost; 159 and 158 shares at September 30, 2022 and December 31, 2021, respectively	(1,995)	(1,989)
Additional paid-in capital	3,102	3,047
Retained earnings	2,400	2,786
Accumulated other comprehensive (loss)	(5)	—
Total stockholders’ equity	3,507	3,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,330	$13,642
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES
Passenger	$2,415	$1,856	$6,319	$3,913
Other	147	116	424	290
Total operating revenues	2,562	1,972	6,743	4,203
OPERATING EXPENSES
Aircraft fuel and related taxes	825	443	2,305	973
Salaries, wages and benefits	675	620	2,058	1,718
Landing fees and other rents	131	182	412	470
Depreciation and amortization	147	140	435	398
Aircraft rent	30	25	83	76
Sales and marketing	81	60	216	130
Maintenance, materials and repairs	178	205	492	472
Other operating expenses	343	297	1,026	768
Special items	13	(186)	57	(841)
Total operating expenses	2,423	1,786	7,084	4,164
OPERATING INCOME (LOSS)	139	186	(341)	39
OTHER (EXPENSE) INCOME
Interest expense	(44)	(42)	(121)	(153)
Interest income	11	4	24	12
Gain (loss) on investments, net	—	54	(4)	57
Other	(1)	(12)	(1)	(55)
Total other (expense) income	(34)	4	(102)	(139)
INCOME (LOSS) BEFORE INCOME TAXES	105	190	(443)	(100)
Income tax expense (benefit)	48	60	(57)	(47)
NET INCOME (LOSS)	$57	$130	$(386)	$(53)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.18	$0.41	$(1.20)	$(0.17)
Diluted	$0.18	$0.40	$(1.20)	$(0.17)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,
	2022	2021
NET INCOME	$57	$130
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of deferred taxes of $2 and $0 in 2022 and 2021, respectively.	(3)	—
Total other comprehensive (loss)	(3)	—
COMPREHENSIVE INCOME	$54	$130

	Nine Months Ended September 30,
	2022	2021
NET (LOSS)	$(386)	$(53)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of deferred taxes of $2 and $0 in 2022 and 2021, respectively.	(5)	—
Total other comprehensive (loss)	(5)	—
COMPREHENSIVE (LOSS)	$(391)	$(53)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(386)	$(53)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Deferred income taxes	(51)	(40)
Depreciation	396	365
Amortization	39	33
Impairment of long-lived asset	5	—
Stock-based compensation	25	23
Changes in certain operating assets and liabilities	300	1,438
Other, net	(7)	(11)
Net cash provided by operating activities	321	1,755
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(483)	(770)
Predelivery deposits for flight equipment	(116)	(33)
Purchase of held to maturity investments	(142)	—
Purchase of available-for-sale securities	(470)	(520)
Proceeds from the sale/maturity of held to maturity investments	2	—
Proceeds from the sale of available-for-sale securities	589	590
Payment for acquisition	(25)	—
Other, net	(2)	(2)
Net cash used in investing activities	(647)	(735)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,010
Proceeds from issuance of common stock	29	22
Proceeds from issuance of stock warrants	—	14
Repayment of long-term debt and finance lease obligations	(255)	(1,775)
Acquisition of treasury stock	(6)	(7)
Other, net	(35)	(1)
Net cash used in financing activities	(267)	(737)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(593)	283
Cash, cash equivalents and restricted cash at beginning of period	2,077	1,969
Cash, cash equivalents and restricted cash at end of period(1)	$1,484	$2,252

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$86	$121
Cash receipts of income tax refunds (net of payments)	(95)	—

NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$61	$—
Lease Modifications and lease conversions	$—	40
(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$1,401	$2,193
Restricted cash	83	59
Total cash, cash equivalents and restricted cash	$1,484	$2,252
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	482	$5	158	$(1,995)	$3,095	$2,343	$(2)	$3,446
Net income	—	—	—	—	—	57	—	57
Other comprehensive income	—	—	—	—	—	—	—	—
Vesting of restricted stock units	1	—	1	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7
Stock issued under crewmember stock purchase plan	—	—	—	—	—	—	—	—
Hedging Activity	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2022	483	$5	159	$(1,995)	$3,102	$2,400	$(5)	$3,507

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2021	476	$5	158	$(1,989)	$3,012	$2,785	$—	$3,813
Net income	—	—	—	—	—	130	—	130
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	6	—	—	6
Stock issued under crewmember stock purchase plan	—	—	—	—	—	—	—	—
Warrants issued under federal support programs	—	—	—	—	—	—	—	—
Balance at September 30, 2021	476	$5	158	$(1,989)	$3,018	$2,915	$—	$3,949

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net (loss)	—	—	—	—	—	(386)	—	(386)
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	2	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	25	—	—	25
Stock issued under crewmember stock purchase plan	3	—	—	—	30	—	—	30
Hedging Activity	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2022	483	$5	159	$(1,995)	$3,102	$2,400	$(5)	$3,507

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net (loss)	—	—	—	—	—	(53)	—	(53)
Vesting of restricted stock units	1	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	23	—	—	23
Stock issued under crewmember stock purchase plan	1	—	—	—	22	—	—	22
Warrants issued under federal support programs	—	—	—	—	14			14
Balance at September 30, 2021	476	$5	158	$(1,989)	$3,018	$2,915	$—	$3,949

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation ("JetBlue"), provides air transportation services across the United States, the Caribbean, Latin America, Canada, and the United Kingdom. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2021 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K").
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States, ("GAAP"), have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading.
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
The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the fair value hierarchy. We did not record any material gains or losses on these securities during the three and nine months ended September 30, 2022 or 2021. Refer to Note 7 to our condensed consolidated financial statements for an explanation of the fair value hierarchy structure.
Held-to-maturity investment securities. Our held-to-maturity investment securities consist of investment-grade interest bearing instruments, such as corporate bonds and U.S. Treasury notes, which are stated at amortized cost. We do not intend to sell these investment securities and the contractual maturities are not greater than 24 months. Those with maturities of less than twelve months are included in short-term investments on our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in long-term investments on our consolidated balance sheets. We did not record any material gains or losses on these securities during the three and nine months ended September 30, 2022 or 2021.
Equity investment securities. Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. We recognized a net unrealized loss of $10 million on these securities during the nine months ended September 30, 2022. An immaterial gain was recorded during the same period in 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The aggregate carrying values of our short-term and long-term investment securities consisted of the following at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	December 31, 2021
Available-for-sale investment securities
Time deposits	$630	$790
Debt securities	11	8
Commercial paper	39	2
Total available-for-sale investment securities	680	800
Held-to-maturity investment securities
Corporate bonds	176	37
Total held-to-maturity investment securities	176	37
Equity investment securities
Common stock of publicly traded companies	11	26
Total equity investment securities	11	26
Total investment securities	$867	$863
Other Investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC ("JetBlue Ventures") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the Financial Accounting Standards Board Accounting Standards Codification (the "FASB Codification"), we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments was $78 million and $72 million as of September 30, 2022 and December 31, 2021, respectively. We did not record any material gains or losses on these investments during the three and nine months ended September 30, 2022 and 2021.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport and it is also accounted for under the measurement alternative. The carrying amount of this investment was $14 million as of September 30, 2022 and December 31, 2021.
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. The carrying amount of our equity method investments was $39 million and $32 million as of September 30, 2022 and December 31, 2021, respectively, and is included within other assets on our consolidated balance sheets.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Passenger revenue
Passenger travel	$2,308	$1,773	$5,959	$3,717
Loyalty revenue - air transportation	107	83	360	196
Other revenue
Loyalty revenue	102	80	287	206
Other revenue	45	36	137	84
Total revenue	$2,562	$1,972	$6,743	$4,203
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
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2022	December 31, 2021
Air traffic liability - passenger travel	$1,443	$1,323
Air traffic liability - loyalty program (air transportation)	976	891
Deferred revenue(1)	547	613
Total	2,966	2,827
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the nine months ended September 30, 2022 and 2021, we recognized passenger revenue of $1.2 billion and $468 million, respectively, that was included in passenger travel liability at the beginning of the respective periods.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the nine months ended September 30, 2022 and 2021 (in millions):

Balance at December 31, 2021	$891
TrueBlue® points redeemed	(360)
TrueBlue® points earned and sold	445
Balance at September 30, 2022	$976

Balance at December 31, 2020	$733
TrueBlue® points redeemed	(196)
TrueBlue® points earned and sold	308
Balance at September 30, 2021	$845
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the nine months ended September 30, 2022, we made payments of $255 million on our outstanding debt and finance lease obligations.
As of September 30, 2022, we pledged aircraft, engines, other equipment, and facilities with a net book value of $6.3 billion as security under various financing arrangements.
At September 30, 2022, scheduled maturities of our long-term debt and finance lease obligations were $100 million for the remainder of 2022, $557 million in 2023, $332 million in 2024, $192 million in 2025, $929 million in 2026, and $1.6 billion thereafter.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at September 30, 2022 and December 31, 2021 were as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value(1)	Carrying Value	Estimated Fair Value(1)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$41	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	519	342	532	442
2019-1 Series A, due through 2028	162	125	166	150
2019-1 Series B, due through 2027	88	94	94	121
2020-1 Series A, due through 2032	567	467	587	634
2020-1 Series B, due through 2028	144	151	153	199
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	60	59	88	88
Fixed rate equipment notes, due through 2028	495	400	620	706
Floating rate equipment notes, due through 2028	64	56	103	99
Sale-leaseback transactions, due through 2024	343	332	347	374
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	134	259	219
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	73	144	121
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	67	132	111
0.50% convertible senior notes due 2026	738	543	736	673
Total(2)	$3,757	$2,884	$4,003	$3,982
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
(2) Total excludes finance lease obligations of $2 million and $3 million at September 30, 2022 and December 31, 2021, respectively.
We have financed certain aircraft with Enhanced Equipment Trust Certificates ("EETCs"). One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes, which are issued by us and secured by our aircraft. These trusts meet the definition of a variable interest entity ("VIE") as defined in Topic 810, Consolidation of the FASB Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us, and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2022 $3.5 Billion Senior Secured Bridge Facility
On May 16, 2022, we, along with our direct wholly-owned subsidiary, Sundown Acquisition Corp. ("Merger Sub"), commenced a tender offer to purchase all of the outstanding shares of common stock, par value $0.0001 per share, of Spirit Airlines, Inc. ("Spirit") at $30.00 per share, upon the terms and subject to the conditions set forth in the Offer to Purchase (the “Offer to Purchase”) and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the “Offer”), which were included as exhibits to the Tender Offer ("TO") Statement on Schedule TO filed with the SEC on May 16, 2022. In connection with the Offer, on May 23, 2022, we executed a commitment letter with Goldman Sachs Bank USA, Bank of America, N.A. and BofA Securities, Inc. for a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion, which was amended and restated on June 11, 2022 to include other lenders that have committed to the facility (BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd.). The Offer was terminated concurrently with the entry into the Merger Agreement (as defined below).

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

As part of the Commitment Letter, we have agreed to pledge, as part of any financing to be provided, certain specified collateral including aircraft and spare engines; rights to certain landing and takeoff slots at Gatwick Airport, John F. Kennedy International Airport, LaGuardia Airport, and Ronald Reagan Washington National Airport; as well as certain assets that comprise the JetBlue brand; and certain rights in the TrueBlue customer loyalty program. As of and for the period ended September 30, 2022 we did not have a balance outstanding or any borrowings thereunder.
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
On April 23, 2020, we entered into a Payroll Support Program Agreement (the "PSP Agreement") under the CARES Act with the United States Department of the Treasury ("Treasury") governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a total of approximately $963 million (the "Payroll Support Payments") consisting of $704 million in grants and $259 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. As part of the agreement, JetBlue issued warrants to Treasury to acquire more than 2.7 million shares of our common stock at an exercise price of $9.50 per share.
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
The carrying values relating to the payroll support grants were recorded within other accrued liabilities and were recognized as a contra-expense within special items on our consolidated statements of operations as the funds were utilized. The relative fair value of the warrants were recorded within additional paid-in capital and reduced the total carrying value of the grants. Proceeds from the payroll support grants and from the issuance of payroll support warrants were classified within operating activities and financing activities, respectively, on our condensed consolidated statements of cash flows. Our funding from all payroll support grants was fully utilized as of September 30, 2021.
The carrying values relating to the unsecured payroll support loans were recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loans were classified as financing activities on our condensed consolidated statement of cash flows.
CARES Act – Secured Loan Program
Under the CARES Act Loan Program, JetBlue had the ability to borrow up to a total of approximately $1.9 billion from Treasury. We entered into a loan and guarantee agreement (the "Loan Agreement") with Treasury and made an initial drawing of $115 million under the CARES Act Loan Program on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued warrants to Treasury to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share. The warrants will expire five years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
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
Interest expense recognized during the nine months ended September 30, 2022 was $6 million and included $2 million in amortization of debt issuance costs. During the nine months ended September 30, 2021, interest expense recorded was $4 million and included $2 million in amortization of debt issuance costs.
Short-term Borrowings
Citibank Line of Credit
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent (the "Agent"), for up to $550 million (the “Existing Credit Facility”). The term of the facility runs through August 2023. Borrowings under the Existing Credit Facility bear interest at a variable rate equal to LIBOR, plus a margin. The Existing Credit Facility is secured by aircraft, simulators, and certain other assets. The Existing Credit Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the periods ended September 30, 2022 and December 31, 2021, we did not have a balance outstanding or any borrowings under this line of credit.

On October 21, 2022, JetBlue entered into the Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated Facility”), amending and restating the Existing Credit Facility. The Second Amended and Restated Facility is among JetBlue, the Agent and the lenders party thereto. The Second Amended and Restated Facility modifies the Existing Credit Facility to, among other things, (i) increase the lending commitments by $50 million, for total lending commitments of $600 million, and (ii) establish the maturity date for the $600 million in lending commitments as October 21, 2024. Borrowings under the Second Amended and Restated Facility bear interest at a variable rate based on the secured overnight financing rate, known as SOFR, plus a margin of 2.00% per annum, or another rate (at JetBlue's election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. JetBlue has not made any drawings under the Second Amended and Restated Facility as of the date of this report.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the periods ended September 30, 2022 and December 31, 2021, we did not have a balance outstanding or any borrowings under this line of credit.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4—Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, crewmember purchases made under the Company's crewmember Stock Purchase Plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted methods. There were no anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts for the three months ended September 30, 2022 and 2021. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.9 million and 3.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
The following table shows how we computed basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 (dollars and share data in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$57	$130	$(386)	$(53)

Weighted average basic shares	323.9	318.0	322.5	317.3
Effect of dilutive securities	1.1	3.3	—	—
Weighted average diluted shares	325.0	321.3	322.5	317.3

Earnings (loss) per common share
Basic	$0.18	$0.41	$(1.20)	$(0.17)
Diluted	$0.18	$0.40	$(1.20)	$(0.17)
Note 5—Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan ("the Plan"), covering all of our crewmembers where we match 100% of our crewmember contributions up to 5% of their eligible wages. The contributions vest over three years and are measured from a crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from a crewmember's hire date.
Certain Federal Aviation Administration ("FAA") licensed crewmembers receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage.
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
Total 401(k) company match contributions, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the nine months ended September 30, 2022 and 2021 was $186 million and $157 million, respectively.
Note 6—Commitments and Contingencies

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Flight Equipment Commitments
As of September 30, 2022, our firm aircraft orders consisted of 63 Airbus A321neo aircraft and 88 Airbus A220 aircraft, scheduled for delivery through 2027. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits as of September 30, 2022 is approximately $245 million for the remainder of 2022, $1.5 billion in 2023, $2.1 billion in 2024, $1.8 billion in 2025, $1.4 billion in 2026, and $1.0 billion thereafter. The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of September 30, 2022. In February 2022, we received notice from Airbus of anticipated delivery delays for certain A220 aircraft and in September 2022, we signed an amendment to the Airbus A220 purchase agreement.
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
As of September 30, 2022, we had approximately $40 million in assets serving as collateral for letters of credit relating to a certain number of our leases. These are included in restricted cash and expire at the end of the related lease terms. Additionally, we had approximately $40 million in assets pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
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
In September 2022, the International Association of Machinists and Aerospace Workers (“IAM”) filed for an election to unionize our ground operations crewmembers. We continue to monitor this process as it affects our crewmembers.
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
In September 2021, the United States Department of Justice ("DOJ"), along with the Attorneys General of each of the States of Arizona, California, and Florida, the Commonwealths of Massachusetts, Pennsylvania, and Virginia, and the District of Columbia, filed a lawsuit in the United States District Court for the District of Massachusetts (the "Court") against JetBlue and American Airlines alleging that the NEA violates Section 1 of the Sherman Act, and asking that the carriers be permanently enjoined from implementing the NEA. A bench trial was held September 27, 2022 through October 27, 2022. A decision has not yet been issued. Given the nature of this case, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,004	$—	$—	$1,004
Available-for-sale investment securities	—	680	—	680
Equity investment securities	11	—	—	11
Aircraft fuel derivatives	—	3	—	3

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,515	$—	$—	$1,515
Available-for-sale investment securities	—	800	—	800
Equity investment securities	26	—	—	26
Aircraft fuel derivatives	—	—	—	—
Refer to Note 3 to our condensed consolidated financial statements for fair value information related to our outstanding debt obligations as of September 30, 2022 and December 31, 2021.

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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. We did not record any material gains or losses on these securities during the three and nine months ended September 30, 2022 and 2021.
Equity investment securities
Our equity investment securities include investments in common stocks of publicly traded companies. The fair values of these instruments are classified as Level 1 in the hierarchy as they are based on unadjusted quoted prices in active markets for identical assets. We recognized a net unrealized loss of $1 million and $10 million on these securities during the three and nine months ended September 30, 2022, respectively. An immaterial gain was recorded during the same period in 2021.
Aircraft fuel derivatives
Our aircraft fuel derivatives include call spread options which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into quantitative models and processes to generate forward curves and volatility related to the specific terms of the underlying hedge contracts.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8—Financial Derivative Instruments and Risk Management
As part of our risk management techniques, we periodically purchase over the counter energy derivative instruments to manage our exposure to the effect of changes in the price of aircraft fuel. Prices for the underlying commodities have historically been highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We do not hold or issue any derivative financial instruments for trading purposes.
Aircraft Fuel Derivatives
We attempt to obtain cash flow hedge accounting treatment for each fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the FASB Codification which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned aircraft fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized fuel hedging derivative gains and losses is recognized in aircraft fuel expense in the period during which the underlying fuel is consumed.
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
Our current approach to fuel hedging is to enter into hedges on a discretionary basis. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2022 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes. As of September 30, 2022 there were no fuel hedge contracts beyond December 31, 2022.

	Aircraft fuel call option spread agreements	Total
Fourth Quarter 2022	27%	27%

The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	September 30, 2022	December 31, 2021
Fuel Derivatives
Asset fair value recorded in prepaid expense and other current assets[1]	$3	$—
Longest remaining term (months)	3	0
Hedged volume (barrels, in thousands)	1,379	—
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	$—	—

1 Gross asset of each contract prior to consideration of offsetting positions with each counterparty and prior to the impact of collateral paid

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fuel Derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$—	$—	$—	$—
Hedge gains (losses) on derivatives recognized in comprehensive income	$(3)	$—	$(3)	$—
Percentage of actual consumption economically hedged	—	—	—	—
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

There were no offsetting derivative instruments as of September 30, 2022 and December 31, 2021.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our available-for-sale securities and our aircraft fuel derivatives which qualify for hedge accounting. A roll forward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2022 and 2021 is as follows (in millions):

	Available-for-sale securities(1)	Aircraft Fuel Derivatives(2)	Total
Balance of accumulated income (loss), at June 30, 2022	$(2)	$—	$(2)
Reclassifications into earnings, net of taxes of $0	—	—	—
Change in fair value, net of taxes of $2	—	(3)	(3)
Balance of accumulated income (loss), at September 30, 2022	$(2)	$(3)	$(5)

Balance of accumulated income (loss), at June 30, 2021	$—	$—	$—
Reclassifications into earnings, net of taxes $0	—	—	—
Change in fair value, net of taxes of $0	—	—	—
Balance of accumulated income (loss), at September 30, 2021	$—	$—	$—

A roll forward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2022 and 2021 is as follows (in millions):

	Available-for-sale securities(1)	Aircraft Fuel Derivatives(2)	Total
Balance of accumulated income (loss), at December 31, 2021	$—	$—	$—
Reclassifications into earnings, net of taxes of $0	—	—	—
Change in fair value, net of taxes of $2	(2)	(3)	(5)
Balance of accumulated income (loss), at September 30, 2022	$(2)	$(3)	$(5)

Balance of accumulated income (loss), at December 31, 2020	$—	$—	$—
Reclassifications into earnings, net of taxes $0	—	—	—
Change in fair value, net of taxes of $0	—	—	—
Balance of accumulated income (loss), at September 30, 2021	$—	$—	$—
(1) Reclassified to interest income.
(2) Reclassified to aircraft fuel expense.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Special Items
Federal payroll support grant recognition(1)	$—	$(186)	$—	$(830)
CARES Act employee retention credit(2)	—	—	—	(11)
Fleet Impairment (3)	—	—	5	—
Air Lines Pilot Association ratification bonus (4)	—	—	32	—
Spirit Airlines, Inc. acquisition related expenses (5)	11	—	18	—
Fleet Retirement (6)	2	—	2
Total	$13	$(186)	$57	$(841)
(1) As discussed in Note 3 to our condensed consolidated financial statements, we received assistance in the form of grants and unsecured loans under various federal payroll support programs in 2020 and 2021. Funds under these federal payroll support programs were to be used exclusively for the continuation of payment of crewmember wages, salaries and benefits. The carrying values of the payroll support grants (after consideration of the warrants we issued) were recorded within other liabilities and were recognized as contra-expenses within special items on our consolidated statements of operations as the funds were utilized. We utilized $186 million and $830 million of payroll support grants for the three and nine months ended September 30, 2021, respectively. Our payroll support grants were fully utilized as of September 30, 2021.
(2) The Employee Retention Credit ("ERC") under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. The Internal Revenue Service ("IRS") subsequently issued Notice 2021-23 and Notice 2021-49 which collectively extended the ERC eligibility to cover qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the Internal Revenue Service. We recognized $11 million of ERC as a contra-expense within special items on our consolidated statements of operations for the nine months ended September 30, 2021, respectively.
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
To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, and maintenance conditions. Based on the assessment, we determined the future cash flows from the operation our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded impairment losses of $5 million for the nine months ended September 30, 2022. These losses represent the difference between the book value of these assets and their fair value. In determining fair value, we obtained third party valuations for our Embraer E190 fleet, which considered the effects of the current market environment, age of the assets, and marketability. For our owned Embraer E190 aircraft and related spare parts, we made adjustments to the valuations to reflect the impact of their current maintenance conditions to determine fair value. Our estimate of fair value was not based on distressed sales or forced liquidations. The fair value of our Embraer E190 aircraft under operating lease and related parts was based on the present value of current market lease rates utilizing a market discount rate for the remaining term of each lease. Since the fair value of our Embraer E190 fleet was

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

determined using unobservable inputs, it is classified as Level 3 in the fair value hierarchy.
We did not record any impairment loss on our long-lived assets for the three and nine months ended September 30, 2021.
(4) As discussed in Note 6 to our condensed consolidated financial statements, we paid $32 million for an ALPA ratification bonus and the associated payroll taxes during the nine months ended September 30, 2022.
(5) As discussed in Note 11 to our condensed consolidated financial statements, we incurred and paid $18 million for acquisition-related cost related to our Spirit merger during the nine months ended September 30, 2022.
(6) As part of our Embraer E190 retirement plan, we exchanged the title to an unencumbered CF34 engine with an engine owned by an Embraer E190 lessor. We recorded the $2 million difference between the carrying value of the original engine and the appraised value of the received engine as a loss for the three and nine months ended September 31, 2022.
Note 11—Entry into Merger Agreement with Spirit Airlines

On July 28, 2022, JetBlue entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Airlines, Inc., a Delaware corporation (“Spirit”), and Sundown Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving corporation (the “Merger”). On October 19, 2022, Spirit announced that its stockholders approved the Merger Agreement.

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

On October 26, 2022, in accordance with the Merger Agreement, JetBlue paid $2.50 per share to each holder of record as of September 12, 2022, the record date for the special meeting of Spirit stockholders. The total payment came to $272 million.

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

The Closing is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (a) receipt of Spirit stockholder approval, which was obtained on October 19, 2022; (b) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission, U.S. Federal Aviation Administration and the U.S. Department of Transportation; (c) the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and approval under certain foreign antitrust laws; (d) the absence of any law or order prohibiting the consummation of the transactions; and (e) the absence of any material adverse effect on Spirit (as defined in the Merger Agreement).

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

The Merger Agreement contains certain customary termination rights for JetBlue and Spirit, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023, which may be extended to January 28, 2024 and to July 24, 2024 in certain circumstances (such date, as extended, the “Outside Date”) if needed to obtain the required regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a breakup fee of $94 million. The Merger Agreement also provides the methodology by which certain expenses of JetBlue will be borne by Spirit. In addition, upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders prior to the date of such termination.

In the event that the Merger Agreement is terminated due to either (a) a governmental entity issuing an order or taking any other action permanently enjoining or otherwise prohibiting the Merger under U.S. federal competition laws, or (b) the Merger having not occurred by the Outside Date solely to the extent that the closing condition requiring (i) the waiting period applicable to the consummation of the Merger under the HSR Act (and any customary timing agreement with any governmental entity to toll, stay, or extend any such waiting period, or to delay or not to consummate the Merger contemplated by the Merger Agreement entered into in connection therewith) to have expired or been terminated or (ii) that no governmental entity has issued an order or taken any other action (whether temporary, preliminary or permanent) enjoining or otherwise prohibiting the Merger under U.S. federal competition laws, and that no law shall be in effect making the Merger illegal or preventing the consummation of the Merger under U.S. federal competition laws, in either case, has not been satisfied at a time when all other closing conditions to JetBlue’s obligations to consummate the Merger have been satisfied (or are capable of being satisfied if the closing were to occur on such date of termination), then (i) solely to the extent that the Remaining Parent Regulatory Fee (as defined in the Merger Agreement) is greater than zero, (A) JetBlue will pay directly to the stockholders of Spirit as of a record date that is five business days following the date of such termination an amount per Share in cash equal to the Remaining Regulatory Fee Per Share Amount (as defined in the Merger Agreement) and (B) JetBlue will pay to Spirit an amount equal to the Remaining Regulatory Fee Award Amount, in each case, on the second business day following such record date, and (ii) JetBlue will pay Spirit a fee in the amount of $70 million (the “Additional Parent Regulatory Fee”) within two business days following the date of such termination; provided, however, that neither the Remaining Parent Regulatory Fee nor the Additional Parent Regulatory Fee will be payable by JetBlue pursuant to the terms of the Merger Agreement under specified circumstances.

Refer to Note 3 to our condensed consolidated financial statements for further detail of the $3.5 billion Senior Secured Bridge Facility issued to fund the purchase of Spirit.

Prior to the execution of the Merger Agreement, Spirit terminated the Agreement and Plan of Merger (the "Frontier Merger Agreement"), dated as of February 5, 2022, by and among Frontier Group Holdings, Inc. ("Frontier"), Top Gun Acquisition Corp., and Spirit, in accordance with its terms and pursuant to a Termination Agreement (the "Termination Agreement") among the parties. Consistent with the Frontier Merger Agreement and pursuant to the Termination Agreement, on July 29, 2022, Spirit paid $25 million to Frontier for the reimbursement of transaction expenses incurred by Frontier. In accordance with the Merger Agreement, on August 2, 2022, JetBlue reimbursed Spirit for the $25 million paid to Frontier. This amount is included as Other Assets in the Company's Consolidated Balance Sheet as of September 30, 2022 and reported as Payment for Acquisition in the company's condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Third Quarter 2022 Results
In the third quarter of 2022, we returned to profitability with our first adjusted quarterly profit since the beginning of the COVID-19 pandemic. We also recorded the highest quarterly revenue in JetBlue's history. However, our operating results in the third quarter of 2021 and 2020 were adversely impacted by the COVID-19 pandemic. As a result, comparisons of our year-over-year performance are inflated and would not necessarily be indicative of our future operating results. In certain cases, we have also provided comparisons of our third quarter 2022 results to our third quarter 2019 results (or year-over-three), which are better reflective of pre-pandemic operations, allowing for a better understanding of the full impact of the COVID-19 pandemic and the progress of our recovery.
•Third quarter system capacity increased by 0.3% year-over-year and decreased by (0.5)% versus the third quarter of 2019.
•Revenue for the third quarter of 2022 increased by 30.0%, or $590 million year-over-year, to $2.6 billion. Compared to the third quarter of 2019, revenue increased by 22.8%, or $476 million.
•Operating revenue per available seat mile ("RASM") for the third quarter of 2022 increased by 29.6% year-over-year to 15.80 cents. This compares to an increase of 23.4% year-over-three.
•Operating expense for the third quarter of 2022 increased by 35.7% to $2.4 billion. Compared to the third quarter of 2019, operating expense increased by 31.8%, or $584 million.
•Operating expense per available seat mile ("CASM") for the third quarter of 2022 increased by 35.3% to 14.94 cents. This compares to an increase of 32.4% from the third quarter of 2019.
•Our operating expense for the third quarter of 2022, 2021, and 2019 included the effects of special items. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our operating expense(1) increased by 3.5% to $1.6 billion year-over-year. This compares to an increase of 16.3% compared to the third quarter of 2019.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel")(1) increased by 3.2% to 9.69 cents in the third quarter of 2022 compared to the third quarter of 2021.
•Our reported diluted earnings per share for the third quarter of 2022, 2021, and 2019 were $0.18, $0.41, and $0.63, respectively. Excluding special items, mark-to-market and certain gains and losses on our investments, our adjusted earnings per share(1) for the third quarter of 2022 was $0.21. Excluding special items, our adjusted (loss) diluted earnings per share(1) for the third quarter of 2021 and 2019 were $(0.12) and $0.59, respectively.
Network
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
Customer Experience
In September 2022, we announced the expansion of our JetBlue Travel Products Insider Experience program for JetBlue Vacations packages to Nassau, Bahamas. The Insider Experience is currently included, free of charge, in all JetBlue Vacations flight + hotel packages to Aruba, Cancún, Montego Bay, and Punta Cana, making Nassau the fifth destination to offer customers traveling to these destinations unique concierge services. The Insider Experience also features before, during and post-trip support.
In September 2022, JetBlue Travel Products announced the formation of Troupe, a free and collaborative group trip planning app. Aligned with JetBlue's efforts to make travel seamless for its customers, Troupe is a convenient app dedicated to
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
taking as much work off planners' plates as possible. Troupe brings groups together to decide on all the important details, so one person does not have to do it alone, presenting travelers with a stress-free experience from start to finish.
In October 2022, we announced a Cash + Points redemption option for JetBlue Vacations, which will allow customers to use TrueBlue points to book their entire vacation package (minus insurance and certain taxes & fees), where previously they could only use their points towards the flight portion of a flight + hotel package. For JetBlue Vacations customers who are ready to book travel but do not have enough TrueBlue points to cover the full cost of their entire trip, TrueBlue members are now able to make up the difference by using a combination of cash and points towards their flight, hotel, and even a rental car.
Environmental, Social, and Governance ("ESG")
We remain focused on continuing to lead in ESG initiatives. In September 2022, we announced our plans to bolster our transition to sustainable aviation fuel ("SAF") with a new agreement with AIR COMPANY, an innovative carbon technology company creating carbon-negative alcohols and fuels from carbon dioxide ("CO2"). AIR COMPANY has developed and deployed a single-step process for CO2-derived fuel production using renewable electricity to create its novel AIRMADETM SAF product. JetBlue's memorandum of understanding with AIR COMPANY comes on the heels of a direct capital investment into AIR COMPANY's Series A funding round from JetBlue's venture capital subsidiary, JetBlue Ventures.
With this commitment, JetBlue announced its intent to purchase 25 million gallons of AIRMADETM SAF over five years, with a targeted start date in 2027. AIR COMPANY joins JetBlue's growing list of SAF partnerships as it advances its goal to convert 10% of its total fuel usage to SAF on a blended basis by 2030.
Outlook for 2022
We are pleased with the momentum we have seen in demand and revenue trends which accelerated throughout the third quarter resulting in our return to profitability. We expect unit revenue for the fourth quarter of 2022 to increase between 15% to 19% compared to the same period in 2019. For the fourth quarter of 2022, we expect capacity to increase in a range between 1% to 4% compared to the same period in 2019. Full year 2022 capacity is expected to increase between 0% to 2% compared to 2019. Our previous expectation for full year 2022 capacity was an increase of between 0% to 3% versus 2019.
Operating expenses per available seat mile, excluding fuel and related taxes, other non-airline operating expenses, and special items ("CASM Ex-Fuel")(1) for the fourth quarter of 2022 is expected to increase between 8.5% to 10.5% compared to the fourth quarter of 2019. This increase is primarily attributed to the following factors: sequential step-down in capacity, timing of maintenance events, and continued operational investments. As previously announced, we expect to deliver $250 million of cost savings from our new structural cost program and our Embraer E190 retirement plan through 2024. The new structural cost program is expected to deliver run rate savings of approximately $150 million to $200 million through 2024 by leveraging the new Enterprise Planning team to help unlock structural efficiencies across the airline longer-term; and investing in automation across the business, particularly in support of end-of-life maintenance planning as we begin to retire aircraft.

We expect to show benefits from our new structural cost program and our E190 retirement plan in the fourth quarter of 2022 and through 2024. We expect full year 2022 CASM Ex-Fuel to increase between 13% to 14% compared to 2019 and to be profitable again in the fourth quarter.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 vs. 2021
Overview
We reported net income of $57 million, operating income of $139 million and an operating margin of 5.4% for the three months ended September 30, 2022. This compares to a net income of $130 million, an operating income of $186 million and an operating margin of 9.4% for the three months ended September 30, 2021. Earnings per diluted share was $0.18 for the third quarter of 2022 compared to $0.40 of earnings per diluted share for the same period in 2021.
Our reported results for the three months ended September 30, 2022 included the effects of special items and certain gains and losses on our investments. Adjusting for these items(1), our adjusted net income(1) was $69 million, adjusted operating income(1) was $152 million, adjusted operating margin(1) was 5.9%, and adjusted earnings per diluted share(1) was $0.21 for the three months ended September 30, 2022.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our reported results for the three months ended September 30, 2021 included the effects of special items. Adjusting for these special items(1), our adjusted net loss(1) was $39 million, adjusted operating loss(1) was $0 million, adjusted operating margin(1) was 0.0%, and adjusted loss per share was $(0.12) for the three months ended September 30, 2021.
On-time performance, as defined by the Department of Transportation ("DOT") is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2022, our system wide on-time performance was 67.2% compared to 63.5% for the same period in 2021. Our completion factor was 97.7% in each of the third quarter of 2022 and the same period in 2021.

Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2022	2021	$	%
Passenger revenue	$2,415	$1,856	$559	30.1%
Other revenue	147	116	31	27.1
Total operating revenues	$2,562	$1,972	$590	30.0%

Average Fare	$229.95	$204.50	$25.45	12.4%
Yield per passenger mile (cents)	17.30	14.37	2.93	20.4
Passenger revenue per ASM (cents)	14.89	11.48	3.41	29.7
Operating revenue per ASM (cents)	15.80	12.20	3.60	29.6
Average stage length (miles)	1,191	1,320	(129)	(9.8)
Revenue passengers (thousands)	10,502	9,075	1,427	15.7
Revenue passenger miles (millions)	13,963	12,913	1,050	8.1
Available Seat Miles (ASMs) (millions)	16,217	16,168	49	0.3
Load Factor	86.1%	79.9%		6.2	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $559 million, or 30.1%, for the three months ended September 30, 2022 compared to the same period in 2021, was primarily driven by the return in demand for travel as we continue to recover from the COVID-19 pandemic. Revenue passengers increased to 10.5 million for the three months ended September 30, 2022 from 9.1 million for the same period in 2021.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per available seat mile ("ASM") were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2022	2021	$	%	2022	2021	% Change
Aircraft fuel and related taxes	$825	$443	$382	86.0%	5.08	2.74	85.5%
Salaries, wages and benefits	675	620	55	8.9	4.16	3.83	8.6
Landing fees and other rents	131	182	(51)	(27.9)	0.81	1.12	(28.1)
Depreciation and amortization	147	140	7	5.2	0.90	0.86	4.9
Aircraft rent	30	25	5	20.7	0.19	0.16	20.4
Sales and marketing	81	60	21	35.4	0.50	0.37	35.0
Maintenance, materials and repairs	178	205	(27)	(13.0)	1.10	1.27	(13.3)
Other operating expenses	343	297	46	15.4	2.12	1.84	15.0
Special items	13	(186)	199	(106.8)	0.08	(1.15)	(106.8)
Total operating expenses	$2,423	$1,786	$637	35.7%	14.94	11.04	35.3%

Total operating expenses excluding special items(1)	$2,410	$1,972	$438	22.2%	14.86	12.19	21.9%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $382 million, for the three months ended September 30, 2022 compared to the same period in 2021. The average fuel price for the three months ended September 30, 2022 increased by 84.0% to $3.84 per gallon. Our fuel consumption for this period increased by 1.1%, or 2 million gallons, due to the increase in capacity as demand for travel returned.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $55 million, or 8.9%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase was driven primarily by higher total hours worked by our crewmembers as we align our workforce with the increased demand for travel and the need to support our operation. As of September 30, 2022, we have approximately 24,500 crewmembers compared to approximately 21,250 crewmembers at September 30, 2021. The average number of full-time equivalent crewmembers increased by 24.4% compared to the same period in 2021.
Landing Fees and Other Rents
Landing fees and other rents decreased $51 million, or (27.9)%, for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in rates offset by a 10.3% increase in departures.
Depreciation and Amortization
Depreciation and amortization increased $7 million, or 5.2%, for the three months ended September 30, 2022 compared to the same period in 2021 primarily driven by the addition of eight new aircraft that were placed into service since September 30, 2021. The average number of our operating aircraft increased by 3.7% during the three months ended September 30, 2022 as compared to the same period in 2021.
Sales and Marketing
Sales and marketing increased $21 million, or 35.4%, for the three months ended September 30, 2022 compared to the same period in 2021 principally driven by higher credit card fees and computer reservation system charges, which are directly related to the return in demand as we continue to recover from the COVID-19 pandemic. Revenue passengers increased by 1.4 million, or 15.7%, during the three months ended September 30, 2022 as compared to the same period in 2021.
Maintenance Materials and Repairs
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maintenance materials and repairs decreased $27 million, or (13.0)%, for the three months ended September 30, 2022 compared to the same period in 2021, primarily driven by the timing of engine maintenance, offset by an increase in heavy maintenance and power by the hour based maintenance driven by the increase in aircraft utilization.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $46 million, or 15.4%, for the three months ended September 30, 2022 compared to the same period in 2021 as we ramped up the level of our operations in response to the return in demand for air travel.
Special Items
For the three months ended September 30, 2022, special items included:
•$11 million in acquisition costs relating to our merger with Spirit; and
•$2 million relating to engine exchanges related to the retirement of our Embraer E190 fleet.
Special items for the three months ended September 30, 2021 included the following:
•Contra-expense of $(186) million which represents the amount of federal payroll support grants utilized during the period.
Nine Months Ended September 30, 2022 vs. 2021
Overview
We reported a net loss of $386 million, an operating loss of $341 million and an operating margin of (5.1)% for the nine months ended September 30, 2022. This compares to a net loss of $53 million, an operating income of $39 million and an operating margin of 0.9% for the nine months ended September 30, 2021. Loss per share was $(1.20) for the nine months ended September 30, 2022 compared to $(0.17) for the same period in 2021.
Our reported results for the nine months ended September 30, 2022 included the effects of special items and certain gains and losses on investments. Adjusted for these items, our adjusted net loss(1) was $332 million, adjusted operating loss(1) was $284 million, adjusted operating margin(1) was (4.2)%, and adjusted loss per share(1) was $(1.03) for the nine months ended September 30, 2022.
Our reported results for the nine months ended September 30, 2021 included the effects of special items. Adjusting for these special items, our adjusted net loss(1) was $685 million, adjusted operating loss(1) was $802 million, adjusted operating margin(1) was (19.1)%, and adjusted loss per share(1) was $(2.16) for the nine months ended September 30, 2021.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2022	2021	$	%
Passenger revenue	$6,319	$3,913	$2,406	61.5%
Other revenue	424	290	134	46.4
Total operating revenues	$6,743	$4,203	$2,540	60.4%

Average Fare	$217.34	$182.22	$35.12	19.3%
Yield per passenger mile (cents)	16.26	13.26	3.00	22.7
Passenger revenue per ASM (cents)	13.17	10.06	3.11	30.9
Operating revenue per ASM (cents)	14.05	10.80	3.25	30.0
Average stage length (miles)	1,218	1,293	(75)	(5.8)
Revenue passengers (thousands)	29,075	21,476	7,599	35.4
Revenue passenger miles (millions)	38,857	29,524	9,333	31.6
Available Seat Miles (ASMs) (millions)	48,005	38,902	9,103	23.4
Load Factor	80.9%	75.9%		5.0	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $2.4 billion, or 61.5%, for the nine months ended September 30, 2022 compared to the same period in 2021, was primarily driven by the return in demand for travel and a 19.3% increase in fares, as we continue to recover from the COVID-19 pandemic. Revenue passengers increased by 35.4% to 29.1 million for the nine months ended September 30, 2022 from 21.5 million for the same period in 2021.
Operating Expenses
In detail, our operating costs per ASM were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2022	2021	$	%	2022	2021	% Change
Aircraft fuel and related taxes	$2,305	$973	$1,332	137.0%	4.80	2.50	92.0%
Salaries, wages and benefits	2,058	1,718	340	19.8	4.29	4.42	(2.9)
Landing fees and other rents	412	470	(58)	(12.5)	0.86	1.21	(29.1)
Depreciation and amortization	435	398	37	9.4	0.91	1.02	(11.3)
Aircraft rent	83	76	7	10.0	0.17	0.19	(10.9)
Sales and marketing	216	130	86	66.6	0.45	0.33	35.0
Maintenance, materials and repairs	492	472	20	4.0	1.02	1.22	(15.7)
Other operating expenses	1,026	768	258	33.5	2.14	1.97	8.2
Special items	57	(841)	898	106.8	0.12	(2.16)	105.5
Total operating expenses	$7,084	$4,164	$2,920	70.1%	14.76	10.70	37.9%

Total operating expenses excluding special items(1)	$7,027	$5,005	$2,022	40.4%	14.64	12.86	13.8%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $1.3 billion, or 137.0%, for the nine months ended September 30, 2022 compared to the same period in 2021. The average fuel price for the nine months ended September 30, 2022 increased by 89.4% to $3.68 per gallon. Our fuel consumption increased by 25.1%, or 125 million gallons, due to the increase in capacity as
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
demand for travel returned. Scheduled departures increased to 246,653 flights, or 31.0%, for the nine months ended September 30, 2022.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $340 million, or 19.8%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was driven primarily by higher total hours worked by our crewmembers as we align our workforce with the increased demand for travel and the need for premium and incentive pay to support our operation. As of September 30, 2022, we have approximately 24,500 crewmembers compared to approximately 21,250 crewmembers at September 30, 2021.
Landing Fees and Other Rents
Landing fees and other rents decreased by $58 million, or (12.5%), for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in rates offset by a 31% increase in departures.
Depreciation and Amortization
Depreciation and amortization increased by $37 million, or 9.4%, for the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily attributed to the addition of eight new aircraft that were placed into service since September 30, 2021. The average number of aircraft increased by 5.0% during the nine months ended September 30, 2022 as compared to the same period in 2021.
Aircraft Rent
Aircraft rent increased $7 million, or 10.0%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was driven primarily by an increase of 24 leased engines in 2022.

Sales and Marketing
Sales and marketing increased $86 million, or 66.6%, for the nine months ended September 30, 2022 compared to the same period in 2021, driven by higher credit card fees and computer reservation system charges, which are directly related to demand increases as we continue to recover from the COVID-19 pandemic. Revenue passengers for the nine months ended September 30, 2022 increased by 7.6 million, or 35.4%, year-over-year.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $20 million, or 4.0%, for the nine months ended September 30, 2022 compared to the same period in 2021, primarily driven by the timing of engine maintenance, offset by an increase in heavy maintenance and power by the hour based maintenance driven by the increase in aircraft utilization.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services (including expenses related to fueling, ground handling, skycap, security, and janitorial services), insurance, personnel expenses, professional fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $258 million, or 33.5%, for the nine months ended September 30, 2022 compared to the same period in 2021 as we ramped up the level of our operations in response to the return in demand for air travel.
Special Items
Special items for the nine months ended September 30, 2022 included the following:
•$32 million relating to an ALPA ratification bonus and associated payroll taxes;
•$18 million in acquisition costs relating to our merger with Spirit;
•$5 million relating to an impairment on our Embraer E190 fleet; and
•$2 million relating to engine exchanges as part of our Embraer E190 retirement plan.
For the nine months ended September 30, 2021, special items included:
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Contra-expense of $(830) million, which represents the amount of federal payroll support grants utilized during the period; and
•Contra-expense of $(11) million related to the recognition of Employee Retention Credits provided by the CARES Act.
Operational Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2022	2021	%		2022	2021	%
Operational Statistics
Revenue passengers (thousands)	10,502	9,075	15.7		29,075	21,476	35.4
Revenue passenger miles (RPMs) (millions)	13,963	12,913	8.1		38,857	29,524	31.6
Available seat miles (ASMs) (millions)	16,217	16,168	0.3		48,005	38,902	23.4
Load factor	86.1%	79.9%	6.2	pts	80.9%	75.9%	5.0	pts
Aircraft utilization (hours per day)	10.1	10.1	—		10.1	8.3	21.7

Average fare	$229.95	$204.50	12.4		$217.34	$182.22	19.3
Yield per passenger mile (cents)	17.30	14.37	20.4		16.26	13.26	22.7
Passenger revenue per ASM (cents)	14.89	11.48	29.7		13.17	10.06	30.9
Operating revenue per ASM (cents)	15.80	12.20	29.6		14.05	10.80	30.0
Operating expense per ASM (cents)	14.94	11.04	35.3		14.76	10.70	37.9
Operating expense per ASM, excluding fuel(1)	9.69	9.39	3.2		9.75	10.29	(5.3)

Departures	84,805	76,918	10.3		246,653	188,220	31.0
Average stage length (miles)	1,191	1,320	(9.8)		1,218	1,293	(5.8)
Average number of operating aircraft during period	286	276	3.7		284	270	5.0
Average fuel cost per gallon, including fuel taxes	$3.84	$2.08	84.0		$3.68	$1.94	89.4
Fuel gallons consumed (millions)	215	213	1.1		626	501	25.1
Average number of full-time equivalent crewmembers					20,013	16,088	24.4
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the significant changes between September 30, 2022, and December 31, 2021.

(in millions)
Selected Balance Sheet Data:	September 30, 2022	December 31, 2021	$ Change	% Change
ASSETS
Cash and cash equivalents	1,401	2,018	(617)	(30.6)%
Investment securities	692	824	(132)	(16.0)%
Receivables, less allowance (2022-$3; 2021-$3)	298	207	91	44.1%
Flight equipment	11,579	11,161	418	3.7%
LIABILITIES
Air traffic liability	1,745	1,618	127	7.9%
Other accrued liabilities	421	359	62	17.5%
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,235	3,651	(416)	(11.4)%
Cash and cash equivalents
Cash and cash equivalents decreased by $617 million, or (30.6)%, to $1.4 billion as of September 30, 2022. Notable outflows during the nine months ended September 30, 2022 include: $599 million in capital expenditures inclusive of predelivery deposits for flight equipment, $21 million of net purchases in investment securities, and $255 million in repayment of long-term debt and finance lease obligations. These outflows were partially offset by net cash provided by operating activities of $321 million.
Investment securities
Investment securities decreased by $132 million, or (16.0)%, primarily driven by the net purchases of commercial paper and time deposits which had maturities between three and twelve months at September 30, 2022.
Receivables, less allowance
Receivables increased by $91 million, primarily driven by an increase in credit card receivables due to an increase in sales.
Flight equipment
Flight equipment increased by $418 million, or 3.7%, principally driven by aircraft capital expenditures made in the first nine months of 2022. Additional information related to our aircraft capital expenditures are provided within our discussion of investing activities under the "Liquidity and Capital Resources" section below.
Air traffic liability
Air traffic liability increased by $127 million, or 7.9%, driven by the improvements in demand as customers began to gain confidence to travel in the midst of the COVID-19 pandemic and resume booking travel further in advance. The cash collected from customers for future travel is recorded on our balance sheet until the point in time that the customer travels.
Other accrued liabilities
Other accrued liabilities increased by $62 million, or 17.5%, primarily as a result of an increase in passenger tax liabilities.
Long-term debt and finance lease obligations
Long-term debt and finance lease obligations decreased by $416 million, or (11.4)%, mainly due to regularly scheduled principal payments made in the first nine months of 2022.
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
At September 30, 2022, we had cash, cash equivalents, and short-term investments of approximately $2.1 billion.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $321 million and $1.8 billion for the nine months ended September 30, 2022 and 2021, respectively. Higher losses, principally driven by higher operating expenses during the nine months ended September 30, 2022, coupled with significant cash flow benefits from the federal grants received under various payroll support programs and the initial cash payments associated with our new co-branded credit card agreements noted for the nine months ended September 30, 2021 all contributed to the $1.5 billion decrease in operating cash flows.
Investing Activities
During the nine months ended September 30, 2022, capital expenditures related to our purchase of flight equipment included $172 million related to the purchase of four Airbus A220 aircraft, one Airbus A321neo aircraft, and several spare engines; $51 million for spare part purchases; $165 million in work-in-progress relating to flight equipment; and $116 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $95 million. Investing activities also included the net purchase of investment securities of $21 million and $25 million paid to Spirit pursuant to our Merger Agreement.
During the nine months ended September 30, 2021, capital expenditures related to our purchase of flight equipment included $577 million for the purchase of eight Airbus A321neo aircraft, five Airbus A220 aircraft, and several spare engines; $97 million in work-in-progress relating to flight equipment; $34 million for spare part purchases; and $33 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $62 million.
Investing activities for the nine months ended September 30, 2021 also included $70 million of net proceeds from maturities of investment securities.
Financing Activities
Financing activities for the nine months ended September 30, 2022 primarily consisted of the following:
•Principal payments of $255 million on our outstanding debt and finance lease obligations.
•Entering into a commitment letter for a Senior Secured Bridge Facility of up to $3.5 billion to finance the acquisition of Spirit.
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
Working Capital
We had a working capital deficit of $1.3 billion at September 30, 2022 compared to $170 million at December 31, 2021. Our working capital decreased by $1.1 billion due to several factors, including an overall increase in our air traffic liability which was attributed to the increase in customer bookings primarily driven by the return in demand for travel.
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
Contractual Obligations
Our contractual obligations at September 30, 2022 include the following (in billions):

	Payments due in
	Total	2022	2023	2024	2025	2026	Thereafter
Debt and finance lease obligations(1)	$4.4	$0.1	$0.7	$0.4	$0.3	$1.0	$1.9
Operating lease obligations	1.0	—	0.1	0.1	0.1	0.1	0.6
Flight equipment purchase obligations(2)	8.0	0.2	1.5	2.1	1.8	1.4	1.0
Other obligations(3)	2.5	0.1	0.4	0.4	0.4	0.4	0.8
Total	$15.9	$0.4	$2.7	$3.0	$2.6	$2.9	$4.3
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after September 30, 2022. In October 2022, we entered into the Second Amended and Restated Agreement. See Note 3 to condensed consolidated financial statements. Also in October 2022, we paid $2.50 per share to each holder of record in accordance with the Merger Agreement totaling $272 million. See Note 11 to condensed consolidated financial statements.
(1) Includes actual interest and estimated interest for floating-rate debt based on September 30, 2022 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of September 30, 2022.
(3) Amounts include non-cancelable commitments for the purchase of goods and services.
As of September 30, 2022, we believe we are in compliance with the covenants of our debt and lease agreements. We have approximately $40 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As of September 30, 2022, we operated a fleet of 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 18 Airbus A321neo aircraft, 4 Airbus A321neo long range aircraft, 12 Airbus A220 aircraft, and 60 Embraer E190 aircraft. Of our fleet, 219 are owned by us, 68 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of September 30, 2022, the average age of our operating fleet was 12 years.
Our aircraft order book as of September 30, 2022 is as follows:

Year	Airbus A321neo	Airbus A220	Total
2022	2	2	4
2023	11	18	29
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total	63	88	151
In September 2022, we signed an amendment to the Airbus A220 purchase agreement, delaying the delivery dates for certain A220 aircraft. The table above represents the current delivery schedule set forth in our Airbus order book as of September 30, 2022. However, we note that due to Airbus delivery delays, we anticipate delivery in 2023 of 14 A220 aircraft and 8 A321neo aircraft.
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
Forward-Looking Information
This Report (or otherwise made by JetBlue or on JetBlue’s behalf) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “intends,” “anticipates,” “indicates,” “remains,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “goals,” “targets” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic including new and existing variants, and the outbreak of any other disease or similar public health threat that affects travel demand or behavior; restrictions on our business related to the financing we accepted under various federal government support programs such as the Coronavirus Aid, Relief, and Economic Security Act, the Consolidated Appropriations Act, and the American Rescue Plan Act; our significant fixed obligations and substantial indebtedness; risk associated with execution of our strategic operating plans in the near-term and long-term; the recording of a material impairment loss of tangible or intangible assets; our extremely competitive industry; volatility in financial and credit markets which could affect our ability to obtain debt and/or lease financing or to raise funds through debt or equity issuances; volatility in fuel prices, maintenance costs and interest rates; our reliance on high daily aircraft utilization; our ability to implement our growth strategy; our ability to attract and retain qualified personnel and maintain our culture as we grow; our reliance on a limited number of suppliers, including for aircraft, aircraft engines and parts and vulnerability to delays by those suppliers; our dependence on the New York and Boston metropolitan markets and the effect of increased congestion in these markets; our reliance on automated systems and technology; the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us related to our Northeast Alliance entered into with American Airlines, our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; our presence in some international emerging markets that may experience political or economic instability or may subject us to legal risk; reputational and business risk from information security breaches or cyber-attacks; changes in or additional domestic or foreign government regulation, including new or increased tariffs; changes in our industry due to other airlines' financial condition; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; adverse weather conditions or natural disasters; external geopolitical events and conditions; the occurrence of any event, change or other circumstances that could give rise to the right of JetBlue or Spirit Airlines Inc. ("Spirit") or both of them to terminate the Merger Agreement; failure to obtain applicable regulatory approval in a timely manner or otherwise and the potential financial consequences thereof; failure to satisfy other closing conditions to the transaction with Spirit; failure of the parties to consummate the transaction; JetBlue’s ability to finance the transaction with Spirit and the indebtedness JetBlue expects to incur in connection with the transaction; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all and to successfully integrate Spirit’s operations with those of JetBlue; the possibility that such integration may be more difficult, time-consuming or costly than expected or that operating costs and business disruption (including, without limitation, disruptions in relationships with employees, customers or suppliers) may be greater than expected in connection with the transaction with Spirit; failure to realize anticipated benefits of the combined operations; demand for the combined company’s services; the growth, change and competitive landscape of the markets in which the combined company participates; expected seasonality trends; diversion of managements’ attention from ongoing business operations and opportunities; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction with Spirit; risks related to investor and rating agency perceptions of each of the parties and their respective business, operations, financial condition and the industry in which they operate; risks related to the potential impact of general economic, political and market factors on the companies or the transaction with Spirit; and ongoing and increase in costs related to IT network security. It is routine for our internal projections
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration the transaction with Spirit.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Further information concerning these and other factors is contained in JetBlue's filings with the Securities and Exchange Commission, or SEC, including but not limited to, JetBlue's 2021 Annual Report on Form 10-K. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We use non-GAAP financial measures in this report. Non-GAAP financial measures are financial measures that are derived from the condensed consolidated financial statements, but that are not presented in accordance with generally accepted accounting principles in the United States ("GAAP"). We believe these non-GAAP financial measures provide a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure and shows a reconciliation of non-GAAP financial measures used in this filing to the most directly comparable GAAP financial measures.
Operating Expenses per Available Seat Mile, excluding fuel and related taxes, other non-airline operating expenses, and special items ("CASM Ex-Fuel")
Operating expenses per available seat mile ("CASM"), is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure.
In 2022, special items include an ALPA ratification bonus and associated payroll taxes, an impairment on our E-190 fleet, fleet retirement costs, and expenses relating to the Spirit acquisition.
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

2022 vs. 2021

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,423	$14.94	$1,786	$11.04	$7,084	$14.76	$4,164	$10.70
Less:
Aircraft fuel and related taxes	825	5.08	443	2.74	2,305	4.80	973	2.50
Other non-airline expenses	14	0.09	11	0.06	43	0.09	30	0.07
Special items	13	0.08	(186)	(1.15)	57	0.12	(841)	(2.16)
Operating expenses, excluding fuel	$1,571	$9.69	$1,518	$9.39	$4,679	$9.75	$4,002	$10.29

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2022 vs. 2019

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended Sept,				Nine Months Ended Sept 30,
	2022		2019		2022		2019
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,423	$14.94	$1,839	$11.29	$7,084	$14.76	$5,490	$11.50
Less:
Aircraft fuel and related taxes	825	5.08	471	2.89	2,305	4.80	1,392	2.92
Other non-airline expenses	14	0.09	10	0.07	43	0.09	32	0.07
Special items	13	0.08	—	—	57	0.12	14	0.03
Operating expenses, excluding fuel	$1,571	$9.69	$1,358	$8.33	$4,679	$9.75	$4,052	$8.48
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
In 2022, special items include an ALPA ratification bonus and associated payroll taxes, an impairment on our E-190 fleet, fleet retirement costs, and expenses relating to the Spirit acquisition.
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
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Total operating revenues	$2,562	$1,972	$6,743	$4,203

Total operating expenses	$2,423	$1,786	$7,084	$4,164
Less: Special items	13	(186)	57	(841)
Total operating expenses excluding special items	$2,410	$1,972	$7,027	$5,005

Operating income (loss)	$139	$186	$(341)	$39
Add back: Special items	13	(186)	57	(841)
Operating income (loss) excluding special items	$152	$—	$(284)	$(802)

Operating margin excluding special items	5.9%	—%	(4.2)%	(19.1)%

Income (loss) before income taxes	$105	$190	$(443)	$(100)
Add back: Special items	13	(186)	57	(841)
Less: Net gain (loss) on investments	—	54	(4)	57
Income (loss) before income taxes excluding special items and net gain (loss) on investments	$118	$(50)	$(382)	$(998)

Pre-tax margin excluding special items	4.6%	(2.6)%	(5.7)%	(23.8)%

Net income (loss)	$57	$130	$(386)	$(53)
Add back: Special items	13	(186)	57	(841)
Less: Income tax (expense) benefit related to special items	1	(55)	7	(250)
Less: Net gain (loss) on investments	—	54	(4)	57
Less: Income tax (expense) benefit related to net gain (loss) on investments	—	(16)	—	(16)
Net income (loss) excluding special items and net gain (loss) on investments	$69	$(39)	$(332)	$(685)

Earnings Per Common Share:
Basic	$0.18	$0.41	$(1.20)	$(0.17)
Add back: Special items, net of tax	0.03	(0.41)	0.16	(1.86)
Less: Net gain (loss) on investments, net of tax	—	0.12	(0.01)	0.13
Basic excluding special items and net gain (loss) on investments	$0.21	$(0.12)	$(1.03)	$(2.16)

Diluted	$0.18	$0.40	$(1.20)	$(0.17)
Add back: Special items, net of tax	0.03	(0.40)	0.16	(1.86)
Less: Net gain (loss) on investments, net of tax	—	0.12	(0.01)	0.13
Diluted excluding special items and net gain (loss) on investments	$0.21	$(0.12)	$(1.03)	$(2.16)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2022 vs. 2019

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, (LOSS) INCOME BEFORE TAXES, NET (LOSS) INCOME AND (LOSS) EARNINGS PER SHARE EXCLUDING SPECIAL ITEMS AND NET GAIN (LOSS) ON INVESTMENTS
	Three months ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2019	2022	2019
Total operating revenues	$2,562	$2,086	$6,743	$6,063

Total operating expenses	$2,423	$1,839	$7,084	$5,490
Less: Special items	13	—	57	14
Total operating expenses excluding special items	$2,410	$1,839	$7,027	$5,476

Operating income (loss)	$139	$247	$(341)	$573
Add back: Special items	13	—	57	14
Operating income (loss) excluding special items	$152	$247	$(284)	$587

Operating margin excluding special items	5.9%	11.8%	(4.2)%	9.7%

Income (loss) before income taxes	$105	$254	$(443)	$548
Add back: Special items	13	—	57	14
Less: Net gain (loss) on investments	—	15	(4)	15
Income (loss) before income taxes excluding special items and net gain (loss) on investments	$118	$239	$(382)	$547

Pre-tax margin excluding special items	4.6%	11.4%	(5.7)%	9.0%

Net income (loss)	$57	$187	$(386)	$408
Add back: Special items	13	—	57	14
Less: Income tax (expense) benefit related to special items	1	—	7	3
Less: Net gain (loss) on investments	—	15	(4)	15
Less: Income tax (expense) benefit related to net gain (loss) on investments	—	(4)	—	(4)
Net income (loss) excluding special items and net gain (loss) on investments	$69	$176	$(332)	$408

Earnings Per Common Share:
Basic	$0.18	$0.63	$(1.20)	$1.36
Add back: Special items, net of tax	0.03	—	0.16	0.03
Less: Net gain (loss) on investments, net of tax	—	0.04	(0.01)	0.04
Basic excluding special items and net gain (loss) on investments	$0.21	$0.59	$(1.03)	$1.35

Diluted	$0.18	$0.63	$(1.20)	$1.35
Add back: Special items, net of tax	0.03	—	0.16	0.03
Less: Net gain (loss) on investments, net of tax	—	0.04	(0.01)	0.03
Diluted excluding special items and net gain (loss) on investments	$0.21	$0.59	$(1.03)	$1.35

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities	$321	$1,755
Less: Capital expenditures	(483)	(770)
Less: Predelivery deposits for flight equipment	(116)	(33)
Free Cash Flow	$(278)	$952

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2021 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2022 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $321 million. As of September 30, 2022, we have hedged 27% of our projected fuel requirement for the remainder of 2022.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.7 billion of our debt and finance lease obligations, with the remaining $64 million having floating interest rates. As of September 30, 2022, if interest rates were on average 100 basis points higher in 2022, our annual interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2021 Form 10-K as supplemented by Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, includes a discussion of our risk factors which are incorporated herein. There have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In accordance with the Payroll Support Program Agreement, the Payroll Support Program Extension Agreement, the Payroll Support 3 Agreement, and the Loan Agreement with Treasury, we have been prohibited from making any share repurchases through September 30, 2022. We suspended our share repurchase program as of March 31, 2020, and it remains suspended. The acquisition of treasury stock reflected on our condensed consolidated statement of cash flows for the nine months ended September 30, 2022 and 2021 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the respective periods.
In consideration for the Payroll Support 2 Payments, during the nine months ended September 30, 2021, we issued warrants to purchase approximately $1.0 million shares of common stock to Treasury at an exercise price of $14.43 per share. In consideration for the Payroll Support 3 Payments, during the nine months ended September 30, 2021, we issued warrants to purchase approximately $0.7 million shares of common stock to Treasury at an exercise price of $19.90 per share. See Note 3 to our condensed consolidated financial statements.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated July 28, 2022, by and among JetBlue Airways Corporation, Sundown Acquisition Corp., and Spirit Airlines, Inc. incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A dated July 28, 2022 and filed on August 16, 2022

10.1***
Second Amended and Restated Credit and Guaranty Agreement, dated as of October 21, 2022, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 21, 2022 and filed on October 24, 2022

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.
***	Information in this exhibit identified by brackets is confidential and has been excluded because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	November 2, 2022	By:	/s/ Al Spencer
Al Spencer
Vice President, Controller and Principal Accounting Officer