Form 10-K
period 2022-12-31
JETBLUE AIRWAYS CORP
filed 2023-02-27
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $2.7 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2023 was 327,266,152 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION

This Report (or otherwise made by JetBlue or on JetBlue’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “intends,” “anticipates,” “indicates,” “remains,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “goals,” “targets” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic and government-imposed measures to control its spread; risk associated with execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of lawsuits filed against us related to our Northeast Alliance with American Airlines Group Inc.; failure to obtain certain governmental approvals necessary to consummate the merger (the “Merger”) with Spirit Airlines Inc. (“Spirit”); risks associated with failure to consummate the Merger in a timely manner or at all; risks associated with the pendency of the Merger and related business disruptions; indebtedness following consummation of the Merger and associated impacts on business flexibility, borrowing costs and credit ratings; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all; challenges associated with successful integration of Spirit's operations; expenses related to the Merger and integration of Spirit; the potential for loss of management personal and other key crewmembers as a result of the Merger; risks associated with effective management of the combined company following the Merger; risks associated with JetBlue being bound by all obligations and liabilities of Spirit following consummation of the Merger; risks associated with the integration of JetBlue and Spirit workforce, including with respect to negotiation of labor agreements and labor costs; the impact of the Merger on JetBlue’s earnings per share; risks associated with cybersecurity incidents; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with our reputation and brand; our significant fixed obligations; our substantial indebtedness; financial risks associated with credit card processors; restrictions as a result of our participation in governmental support programs; risks associated with seeking short-term additional financing liquidity; failure to realize the value of intangible or long-lived assets; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with future environmental regulations; the impacts of federal budget constraints or federally imposed furloughs; climate change; changes in government regulations in our industry; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; and risks associated with the implementation of 5G wireless technology near airports that we operate in. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration the Merger with Spirit.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Item 1A of this Report under “Risks Related to the COVID-19 Pandemic,” “Risks Related to JetBlue,” and “Risks Associated with the Airline Industry.” In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1.    BUSINESS
OVERVIEW
General
JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. As of December 31, 2022, JetBlue served over 100 destinations across the United States, the Caribbean and Latin America, Canada, and England.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products, and provide award-winning service by our 24,000+ dedicated employees, whom we refer to as crewmembers. Going forward, we believe we will continue to differentiate ourselves from other airlines, enabling us to continue to attract a greater mix of customers, and to drive continued growth. We are focused on delivering solid results for our stockholders, our customers, and our crewmembers.
As used in this Report, the terms “JetBlue,” the “Company,” “we,” “us,” “our,” and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise. Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Merger
Our acquisition of Spirit Airlines, Inc. (“Spirit”) will position us as a national low-fare challenger to the dominant U.S. carriers. The combined airline will allow us to accelerate our organic growth plan in both fleet size and increased relevance in certain key cities. Combining with Spirit will give us the opportunity to bring our unique blend of ultra-low fares and exceptional service to more customers, on more routes diversifying our network. See Note 17 to our consolidated financial statements included in Item 8 and Item 1A, “Risk Factors,” for additional information on the merger.
Our Industry and Competition
The U.S. airline industry is extremely competitive and challenging, and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, the spread of infectious diseases, such as the coronavirus (“COVID-19”) pandemic, vaccination mandates, masking requirements and travel restrictions, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and customer demand. The industry's principal competitive factors include fares, brand and customer service, route networks, flight schedules, aircraft types, safety records, codeshare and interline relationships, inflight entertainment and connectivity systems, and frequent flyer loyalty programs.
The COVID-19 Pandemic
The unprecedented COVID-19 pandemic has had a material adverse impact on our operating revenues and financial position. We began seeing signs of demand recovery in February 2021 which continued to progress throughout 2021. Although the spread of the Omicron variant temporarily decelerated the demand for travel in early 2022, customer confidence continued to grow over the course of the year, resulting in our return to profitability in the second half of 2022.
JETBLUE EXPERIENCE
We offer our customers a distinctive flying experience which we refer to as the “JetBlue Experience”. We believe we deliver award-winning service and product with low fares that focuses on the entire customer experience, from booking an itinerary to arrival at the final destination. We believe JetBlue is the carrier of choice for the majority of travelers who have been underserved by other airlines.
Differentiated Product and Culture
Delivering the JetBlue Experience to our customers through our differentiated product and culture is core to our mission to inspire humanity. We look to attract new customers to our brand and provide current customers with a reason to come back by continuing to innovate and evolve the JetBlue Experience. We believe we can adapt to the changing needs of our customers and a key element of our success is the belief that competitive fares and great product need not be mutually exclusive.
Our award winning service begins from the moment our customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile applications, or our reservations centers. Customers can purchase one of five branded fares: Blue Basic, Blue, Blue Plus, Blue Extra, and Mint®, our premium service. Each fare includes different offerings such as early boarding, advance seat selections, free checked bags, no change fees, and additional TrueBlue® points, with all fares including our core offering of free inflight entertainment, free high-speed wi-fi, free snacks, and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These different fares allow customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
Upon arrival at the airport, our customers are welcomed by our dedicated crewmembers and can choose to purchase one or more of our ancillary options such as Priority Security, allowing them to enjoy an expedited security experience in most domestic JetBlue locations, or BlueCities. Customers who select our Blue Extra or Mint® fares receive Priority Security as part of their fare. We additionally have mobile applications for both Apple and Android devices which have robust features including real-time flight information updates and mobile check-in for certain routes. Our applications are designed to enhance our customers' travel experience and are in keeping with the JetBlue Experience.
Our self-service layout in a majority of BlueCities redesigned the way our customers travel through the airport lobby. Our user-friendly kiosks are the first point of contact for each customer traveling through the airport lobby and allow for contact-less service. While all customers are encouraged to use the kiosks, our lobby layout allows them to choose the check-in experience they prefer. The self-service model allows crewmembers to get out from behind the ticket counter and move through the lobby to guide our customers through the check-in process and opens up the opportunity for our crewmembers to make personal connections with our customers, to assist with bag tagging, to answer customer questions, and to direct them to their next step in the travel experience. For customers who prefer a more traditional experience, our Help Desk offers full-service check-in.
Once onboard our aircraft, customers enjoy seats in a comfortable layout with the most legroom in the main cabin of all U.S. airlines, based on average fleet-wide seat pitch. Our Even More® Space seats are available for purchase across our fleet, giving customers the opportunity to enjoy additional legroom. Customers on certain routes have the option to purchase Mint®, our premium service.
In February 2021, we unveiled a reimagined version of our Mint® experience. The new service includes a completely refreshed cabin design featuring private suites with a sliding door for every Mint® customer. Each Mint® aircraft also includes two Mint® Studio suites which offers the most space in a premium experience from any U.S. airline based on personal square footage per passenger seat. We debuted this new premium service with a 16-seat individual suite layout on select flights between New York and Los Angeles in June 2021. In August 2021, we began transatlantic flights from New York to London that included the new Mint® experience with 24 individual suites. In August 2022, we expanded our transatlantic flights flying from Boston to London, also with our Mint® experience.
Our inflight entertainment system onboard our aircrafts include free live TV with up to 100+ channels of DIRECTV® and 100+ channels of SiriusXM Radio® on select routes and premium movie channel offerings from JetBlue Features. Our entire fleet is equipped with Fly-Fi®, a broadband product that allows gate-to-gate Wi-Fi at every seat. Customers also have access to the Fly-Fi® Hub, a content portal where customers can access a wide range of movies, television shows, and additional content from their own personal devices.
All customers may enjoy an assortment of free and unlimited snacks and non-alcoholic beverages and have the option to purchase additional products such as blankets, pillows, headphones, premium beverages, and premium food selections. Our Mint® customers have access to an assortment of complimentary food, beverages and products including a small-plates menu, artisanal snacks, alcoholic beverages, a blanket, pillows, and headphones.
Because of our network strength in leisure destinations, we also sell vacation packages through our wholly owned subsidiary, JetBlue Travel Products, LLC, or JetBlue Travel Products, a one-stop, value-priced vacation service for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals, and local attractions.
We work to provide a superior travel experience, including communicating openly and honestly with customers about delays and service disruptions. We have a Customer Bill of Rights which was introduced in 2007 to provide compensation to customers who experience inconveniences. This Customer Bill of Rights commits us to high service standards and holds us accountable if we fall short. We, like other airlines, have also committed to the government to provide services to mitigate customer inconveniences when the cause of cancellation or delay was due to circumstances in our control. These services include rebooking at no additional cost, meal and/or meal/cash vouchers for flight delays over three hours, complimentary hotel accommodations if necessary, and complimentary ground transportation to and from hotels.

Our customers have repeatedly indicated the distinctive JetBlue Experience is an important reason why they select us over other carriers. We measure and monitor customer feedback regularly which helps us to continuously improve customer satisfaction. One way we do so is by measuring our net promoter score, or NPS. This metric is used by companies in a broad range of industries to measure and monitor the customer experience. Many leading consumer brands that are recognized for great customer service receive high NPS scores. We believe a higher NPS score has positive effects on customer loyalty and ultimately leads to increased revenue.
Network
We are a predominately point-to-point system carrier with 93% of our routes touching at least one of our six focus cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Los Angeles, and San Juan, Puerto Rico. All six of our focus cities are in regions with a diverse mix of traffic.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of customers to include both business travelers and travelers visiting friends and relatives, or VFR. VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us to optimize destinations, strengthen our network, and increase unit revenues.
As of December 31, 2022, our network served 108 BlueCities in 32 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, 24 countries in the Caribbean and Latin America, Canada, and England, our first country in Europe. Largely enabled by the Northeast Alliance (the “NEA”) with American Airlines Group Inc. (“American”), we announced five new BlueCities and 10 new routes in 2022. We found new opportunities in destinations from New York and Boston that we did not serve prior to the NEA, including expanded service to the Midwest in 2022, as well as providing a network attractive to both business and leisure customers.
We group our capacity distribution based upon geographical regions rather than on a mileage or a length-of-haul basis. The historic distribution of available seat miles (“ASMs”), or capacity, by region for the years ending December 31 was:

Capacity Distribution	2022	2021	2020
Transcontinental	30.8%	31.0%	31.7%
Caribbean & Latin America (1)	32.5	36.8	31.4
Florida	24.6	24.9	27.4
East	5.1	3.2	4.5
Central	5.0	3.0	4.0
West	0.5	0.7	1.0
Transatlantic(2)	1.5	0.4	—
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transportation (“DOT”), include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.
(2) We further expanded our presence in the transatlantic market with service from Boston Logan International Airport, or Boston to London Gatwick and London Heathrow airports in August 2022.
We have announced service to Paris, France in summer 2023 and four new routes beginning in spring 2023. We also announced service to Tallahassee, Florida starting in early 2024.
Enabled by the NEA, we announced expanded Mint® flying and two new seasonal routes beginning in summer 2023.
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing interline-connectivity, codeshare, complementary flight schedules, frequent flyer program reciprocity, and other joint marketing activities. As of December 31, 2022, we had 46 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book a single itinerary with tickets on multiple airlines. On their day of travel, they enjoy a simplified airport experience with single check-in and bag drop.
Northeast Alliance
In July 2020, JetBlue and American entered into the NEA designed to optimize our respective networks at John F. Kennedy International Airport, LaGuardia Airport, Newark and Boston. Following review by the DOT, JetBlue and American began implementing the NEA in July 2021. Since then, JetBlue and American have collectively grown across New York and

Boston, offering customers more options for travel. We are investing in a seamless customer experience and have also introduced loyalty benefits that will give both JetBlue and American customers the opportunity to earn and redeem on both airlines.
On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The bench trial of this matter was concluded in October 2022, and the court held closing arguments in November 2022. The court’s decision remains pending. An adverse ruling could adversely impact our ability to achieve the intended benefits of the NEA and could have an adverse impact on our business, financial condition, and results of operations. Additionally, we are incurring costs associated with implementing operational and marketing elements of the NEA, which would not be recoverable if we were required to unwind all or a portion of the NEA.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court of the District of Massachusetts, alleging, among other things, that monetary damages should be awarded to a putative class of direct purchasers of airline tickets from JetBlue and American on NEA flights from July 16, 2020 through the present. Given the nature of these cases, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter; however, JetBlue believes these lawsuits are without merit and, along with American, will defend these matters vigorously.
In 2023, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen existing airline partnerships, including the NEA. We plan to do this by expanding codeshare relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.
Marketing
JetBlue is a widely recognized and respected global brand. JetBlue created a new category in air travel and our brand stands for offering a great product with low fares. We believe this brand has evolved into an important and valuable asset which identifies us as a safe, reliable, and high value airline. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts. It enables us to promote ourselves as a preferred marketing partner with companies across many different industries.
We market our services through advertising and promotions in various media forms including popular social media outlets. We engage in large multi-market programs, local events, and sponsorships across our route network as well as mobile marketing programs. Our targeted public and community relations efforts reflect our commitment to the communities we serve, promote brand awareness, and complement our strong reputation.
Distribution
Our primary and preferred distribution channel to customers is through our website, www.jetblue.com, our lowest cost channel. Our website allows us to more closely control and deliver the JetBlue Experience while also offering the full suite of JetBlue Fare Options, Even More® Space and Speed, JetBlue Vacations®, and other ancillary services.
Our participation in global distribution systems, or GDS, supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the distribution cost through this channel is higher than through our website, the average fare purchased through a GDS is generally higher and often covers the increased distribution costs. We currently participate in several major GDSs and online travel agents, or OTAs. Due to the majority of our customers booking travel on our website, we maintain relatively low distribution costs which helps us to offer lower fares to customers.
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal customers. Members earn points based upon, among other methods, the amount paid for JetBlue flights and services from certain commercial partners. Our points do not expire, the program has no black-out dates, points can be redeemed for any open seat, and any JetBlue destination can be booked if the TrueBlue® member has enough points to exchange for the value of an open seat. TrueBlue Mosaic® is an additional program level for our most loyal customers.
In December 2022, we announced a new TrueBlue® Loyalty Program which will begin in middle of 2023, bringing more choices and new perks for customers. The new program maintains most of TrueBlue's® signature perks while also providing for new opportunities for customers to earn additional perks along the way to achieving Mosaic status. TrueBlue® will now offer tiles as the new way to track and measure progress toward Mosaic status. Tiles are earned based on a combination of travel spend and credit card spend. The new program is designed to ensure that even more TrueBlue® members have the opportunity to get rewarded, even before achieving Mosaic® status. The new TrueBlue® also enhances the TrueBlue Mosaic® program to include four distinct Mosaic levels, each featuring a Mosaic signature perk and an additional Mosaic perk you pick.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico and the Dominican Republic to allow cardholders to earn TrueBlue® points. Our co-branded credit cards in the United States are issued in partnership with Barclaycard® on the MasterCard® network. We also have co-branded loyalty credit cards issued by Banco Popular de Puerto Rico and MasterCard® in Puerto Rico as well as Banco Popular Dominicano and MasterCard® in the Dominican Republic. These credit cards allow customers in Puerto Rico and the Dominican Republic to take full advantage of our TrueBlue® loyalty program. In middle of 2023, we expect to introduce enhancements to our co-branded credit cards. JetBlue Plus Card members will be able to enjoy Points Payback, which will allow them to redeem points to pay themselves back from purchases of $25 and up. In addition, JetBlue business card members will enjoy early boarding on JetBlue-operated flights.
We have various agreements with other loyalty partners, including financial institutions, hotels, and car rental companies, that allow their customers to earn TrueBlue® points through participation in our partners’ programs. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.
OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to price fares lower than many of our competitors and was a principal reason for our profitable growth prior to the onset of the COVID-19 pandemic in 2020. Our cost advantage relative to some of our competitors was due to, among other factors, high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce. Because our network initiatives and growth plans require a low cost platform, we strive to stay focused on our competitive costs, operational excellence, and efficiency improvements. We will remain nimble and expect to generate strong margins with the continued progress on our structural cost program.
Route Structure
JetBlue's point-to-point system is the foundation of our operational structure, with 93% of our routes touching at least one of our six focus cities. This structure allows us to optimize costs as well as accommodate customers' preference for nonstop itineraries. A vast majority of our operations are centered in the heavily populated northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. This airspace is some of the world's most congested and drives certain operational constraints.
◦New York metropolitan area - We are New York's Hometown Airline®. Approximately one-half of our flights originate from or are destined for the New York metropolitan area. JFK is New York's largest airport, and we are the largest airline at JFK as measured by domestic seats. Our 2022 operations accounted for 39% of seats offered on domestic routes from JFK. At the end of 2022, we served 89 nonstop destinations from JFK. New Jersey's Newark Liberty International Airport, or Newark, New York City's LaGuardia Airport, or LaGuardia, and New York's Westchester County Airport, or White Plains. In 2023, through the NEA with American, we expect to offer nearly 500 daily departures in New York.
◦Boston - We are the largest carrier at Boston measured by domestic seats. At the end of 2022, we flew to 74 nonstop destinations from Boston and our operations accounted for 28% of all seats offered in Boston. We began service between Boston and London in August 2022. Together with American, the NEA will offer nearly 200 daily departures at Boston.
◦Caribbean and Latin America - At the end of 2022, we had 38 BlueCities in the Caribbean and Latin America. San Juan, Puerto Rico is our only focus city outside of the Continental U.S. We are a leading carrier in Puerto Rico serving three airports and 19 nonstop destinations. We are also the largest airline in the Dominican Republic, serving four airports and 17 nonstop destinations.
◦Fort Lauderdale-Hollywood - We are a leading carrier at Fort Lauderdale-Hollywood International Airport, or Fort Lauderdale-Hollywood, with approximately 21% of all seats offered in 2022. We served 55 nonstop destinations from Fort Lauderdale-Hollywood in 2022. In February 2023, we announced new service between Fort Lauderdale-Hollywood and Tallahassee International Airport beginning in early 2024. After the consummation of the Merger, we expect to reach more than 250 flights a day at Fort Lauderdale-Hollywood by 2027.
◦Orlando - We are the sixth largest carrier measured by seats at Orlando International Airport, or Orlando. At the end of 2022, we served 23 nonstop destinations from Orlando and our operations accounted for 10% of all seats offered in Orlando in 2022.

◦Los Angeles area - We are the seventh largest carrier in the Los Angeles area measured by seats, operating from Los Angeles International Airport, or LAX, Burbank's Bob Hope Airport or Burbank, and Ontario International Airport or Ontario. In 2022, we continued to grow our presence in the Los Angeles area, at both LAX and Burbank. Increased services to JFK and Boston made up a significant part of this growth. At the end of 2022, we served 23 nonstop destinations from LAX and our operations accounted for 5% of all seats offered in 2022.
Our peak levels of traffic over the course of the typical year vary by route. The East Coast to Florida/Caribbean routes typically peak from October through April and the West Coast routes typically peak in the summer months. Generally speaking, many of our areas of operations in the Northeast experience poor winter weather conditions, resulting in increased costs associated with de-icing aircraft, canceling flights, and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.
Fleet Structure
We currently operate five types of aircraft: Airbus A220, Airbus A320, Airbus A321, Airbus A321neo, and Embraer E190. As of December 31, 2022, our fleet had an average age of 12.4 years.

Aircraft Type	Number of seats on aircraft	Number of aircraft in fleet at December 31, 2022
A220	140	14
A320	150	11
A320 Restyled(1)	162	119
A321	200	28
A321 with Mint®	159	35
A321neo	200	16
A321neo with Mint®	160	2
A321neo LR with Mint®	138	5
Embraer E190(2)	100	60
Total		290
(1) Our restyle program, which was completed in the first quarter of 2022, allowed us to increase capacity in a capital-efficient and customer-focused way.
         (2) As of December 31, 2022 we parked 9 of these aircraft.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance.
Fleet Maintenance
Consistent with our core value of safety, our Federal Aviation Administration, or FAA-approved maintenance programs are administered by our technical operations department. We use qualified maintenance personnel and ensure they have comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations.
Fleet maintenance work is divided into three categories: line maintenance, heavy maintenance, and component maintenance.
The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of service checks, interior maintenance, weekly checks, phased “A” checks and “B” checks, along with periodic diagnostics, routine repairs, and non-routine component replacements.
Heavy maintenance checks, or base maintenance, consist of a series of more complex maintenance, modification, and inspection tasks taking from one to six weeks to complete and are typically performed once every 24-36 months. All of our aircraft heavy maintenance work is performed by third party FAA-Certified Repair Stations and are subject to direct oversight by JetBlue personnel. We outsource heavy maintenance as the costs are lower than if we were to perform the tasks internally.
Component maintenance on equipment such as engines, auxiliary power units, landing gears, pumps, and avionic computers are all performed by a number of different FAA-Certified Repair Stations that are surveilled and approved by JetBlue. We have fixed price agreements for the repair, overhaul, modification, and logistics of our Airbus aircraft engines. We have flight hour agreements for our Embraer E190, Airbus A220, and Airbus A321neo aircraft engines. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair, and overhaul facilities.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Price has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. Our 2022 fuel consumption increased by 21.0% compared to 2021 due to higher capacity in 2022 as demand for travel returned, and our average price per gallon increased 79% compared to 2021. Our historical fuel consumption and costs for the years ended December 31 were:

	2022	2021	2020
Gallons consumed (millions)	842	696	412
Total cost (millions)(1)	$3,105	$1,436	$631
Average price per gallon(1)	$3.69	$2.06	$1.53
Percent of operating expenses	32.8%	23.5%	13.5%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments. These include call spread options, call options, swaps, caps, collars, and basis swaps with underlyings of jet fuel, crude, and heating oil.
Financial Health
As we continued to recover from the COVID-19 pandemic, we made great strides towards repairing our balance sheet, having paid down approximately $359 million of debt between 2021 and 2022. We also remain very focused on maintaining a healthy liquidity balance, ending the year with $1.6 billion. Our balance sheet remains one of the industry's strongest with an adjusted debt to capital ratio of 52%. We were able to leverage the strength of our balance sheet and unencumbered asset base to secure the funding to support the Spirit acquisition.
In 2022, we generated approximately $379 million in cash from operations, resulting in approximately $544 million in negative free cash flow. We also reduced our total debt balance by $359 million from $4.0 billion at December 31, 2021 to $3.6 billion at December 31, 2022. The net book value of our assets pledged, or committed to be pledged, as security under various financing arrangements increased by $470 million from $5.7 billion at December 31, 2021 to $6.2 billion at December 31, 2022.
JetBlue Ventures
JetBlue Technology Ventures, LLC, (“JetBlue Ventures”) or (“JBV”) is a wholly owned subsidiary of JetBlue. JBV invests in and partners with early stage startups with goals of improving the travel, hospitality, and transportation industries.
The investment focus of JBV is as follows:
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
JetBlue Travel Products
Jet Blue Travel Products, LLC (“JBTP”) is a wholly owned subsidiary of JetBlue. Within JBTP is our JetBlue Vacations® brand for hotel or cruise packages, and other non-air travel products such as travel insurance, car rental, lodging, and activities. With its Inspiration Center headquartered in Fort Lauderdale, we believe JBTP will play an important role in delivering our vision of inspiring humanity, extending our reach further across the travel ribbon to offer customers an even more seamless travel experience.
JetBlue Vacations® offers customers the ability to package JetBlue flights with hotels and, as of October 2021, cruises into a single trip. Customers receive savings from packaging experiences, as well as a series of unique benefits launched in 2020 that include early boarding, free inflight drinks, free Insider Experience, access to VIP perks, and flexible payment options. In December 2022, we entered a partnership with Uber, through which customers booking packages to select destinations also receive a free ride credit.
In March 2021, we introduced PaislyTM by JetBlue® (“Paisly”), a travel website where customers get access to savings and earn TrueBlue points on cars, hotel stays, and activities. PaislyTM complements the JetBlue Vacations® brand by focusing on customers looking to book each travel component individually rather than as a bundled package. In June 2022, we announced new enhancements to PaislyTM including proactive customer support, new activities, increased inventory of stays, and a new refreshed look and feel. In February 2023, we announced an update to PaislyTM, opening access to all travelers, not just those with a JetBlue flight.
In June 2022, we announced a multi-year partnership extension with Allianz Partners USA, providing JetBlue customers the ability to protect both their flights and vacation packages with travel insurance. This partnership will provide safety, security, and peace of mind to our customers.
In September 2022, we announced the launch of Troupe, a free and collaborative trip planning application designed to ease the stress of planning a trip with a large group of friends or family. We believe Troupe is the next step in creating unique and differentiated travel experiences for our customers.
JFK Terminal 6
In November 2022, the Port Authority of New York and New Jersey, or PANYNJ, acting as lessor, entered into a ground lease agreement with JFK Millennium Partner LLC (“JMP”), a private company owned by Vantage Airport Group, RXR Realty, American Triple I Partners, and JetBlue, to facilitate the redevelopment of Terminal 6 at JFK. Simultaneously, the Governor of the State of New York and the PANYNJ announced that JMP had secured the necessary financing to move forward with the construction of the terminal project. JetBlue became a minority investor with a 5% interest in JMP in exchange for providing a letter of credit in the amount of $65 million to join our partners in financing, developing, and operating the new Terminal 6. Construction started in early 2023 with the opening of the first new gates expected in 2026 and project completion scheduled to take place in early 2028.
TWA Flight Center Hotel
In 2015, the Board of Commissioners of the PANYNJ approved a construction plan to redevelop the TWA Flight Center at JFK on its nearly six-acre site into a hotel with over 500 rooms, meeting spaces, restaurants, a spa, and an observation deck. As part of the plan, a 75-year lease agreement was entered into between the PANYNJ and the Flight Center Hotel, LLC, a partnership of MCR Development, LLC and JetBlue. The TWA Flight Center Hotel opened for business in 2019. As of December 31, 2022, we have an approximate 10% ownership interest in the hotel.
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
We first introduce our culture to new crewmembers during the screening process and then at an extensive new hire orientation program at JetBlue University, our training center in Orlando. Orientation focuses on the JetBlue strategy, culture and values, and emphasizes the importance of teamwork, customer service, productivity, and cost control. These programs provide an opportunity for both crewmembers and external applicants to pursue a path to joining JetBlue in one of these critical roles.
Our growth plans necessitate and facilitate opportunities for talent development. For highly skilled careers as pilots and aircraft maintenance technicians, we offer a suite of industry-leading career development programs known as JetBlue Gateways for both crewmembers and external applicants to pursue a path to becoming a pilot or maintenance technician at JetBlue. There are seven distinct Gateway education and training paths:

•Gateway University - Open to crewmembers and external applicants, students at Aviation Accreditation Board International accredited partner colleges and universities can become first officers via a prescribed, time-building pathway.
•Gateway Select - Open to crewmembers and external applicants, candidates with little or no flying experience can become pilots after a rigorous training and time-building program.
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
•Gateway Flex- Technical Operations: Open to crewmembers only, participants can depart their current position and pursue a flexible path to becoming an aircraft maintenance technician within a defined framework.
•Gateway Family - Open to immediate family of current crewmembers, participants can apply to join Gateway Direct to train to become a first officer through a defined education, training, and time-building path.
In 2021, we launched two development programs focused on creating greater access to select career paths, fostering equity by removing barriers to entry and increasing representation in senior leadership roles. One of the programs, known as JetBlue Emerging Talent (“JET”), offers a pathway for our frontline operational crewmembers to transition into corporate services roles which includes hands-on experience, rotational job placements, and job placement assistance upon completion of the program. We welcomed the first cohort of 12 participants rotating through the organization in 2021, and our second cohort began in January 2023. Our JET platform also includes two college-level internship programs (spring and summer), that provide skill and professional development through participation in developing real-world business solutions that support the delivery of strategic business initiatives.
The other program, known as Gateway Direct, was added to our growing suite of development Gateways and provides opportunities specifically for crewmembers with aspirations to pursue careers inflight operations or technical operations. Gateway Direct was designed to address many of the largest barriers to entry for these careers such as financing and fears of leaving their current job at JetBlue, while adding certainty and a defined pathway to the process. In 2022, we welcomed 21 students into our Gateway Direct-Flight Operations program and 2 students into our Gateway Direct-Technical Operations program.
We provide additional professional and leadership development programs to elevate the performance and support the career growth of our crewmembers. We offer broad-based access to learning and development through our enterprise license for LinkedIn learning, providing on-demand access to over 16,000 skill-based online learning courses. For crewleaders, we provide our Principles of Leadership program for new and newly promoted leaders at all levels, enabling them to lead their teams effectively and use their leadership role to sustain our culture by leading in accordance with JetBlue company values. For senior leaders, we host Leadership Roundtables for director-level talent across the organization to build relationships with each other and also with the Senior Leadership Team, focusing on key aspects of leadership to enhance their effectiveness and impact.
We believe a direct relationship between crewmembers and our leadership is in the best interests of our crewmembers, our customers, and our stockholders. Except for our pilots and inflight crewmembers, our other frontline crewmembers do not have third-party representation. In 2014, JetBlue pilots elected to be represented by the Air Line Pilots Association, or ALPA. The National Mediation Board, or NMB, certified ALPA as the representative for JetBlue pilots. The parties reached a final agreement for our first collective bargaining agreement which was ratified by the pilots in July 2018. The agreement was for a four-year renewable contract effective August 1, 2018. In February 2022, the parties commenced negotiations for a successor contract, in accordance with the collective bargaining agreement. JetBlue and ALPA reached a tentative agreement (“TA”) in mid-December 2022 to extend the current collective bargaining agreement by two years; the TA was ratified by the JetBlue pilots in January 2023.
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
In September 2022, the International Association of Machinists and Aerospace Workers filed for an election to unionize our ground operations crewmembers. In February 2023, our crewmembers voted to maintain our direct relationship rather than elect a union.

As of December 31, 2022, approximately 48% of our full-time equivalent crewmembers were represented by unions. The following table sets forth our crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers(1)	Amendable Date(2)
Pilots	Air Line Pilots Association (ALPA)	4,314	February 1, 2025
Inflight	Transport Workers Union (TWU)	5,603	December 13, 2026
(1) Approximate number of active full-time equivalent crewmembers as of December 31, 2022.
(2) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
We have individual employment agreements with each of our non-unionized FAA licensed crewmembers which consist of dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits. We provide what we believe to be industry-leading job protection through these agreements. We believe these agreements provide JetBlue and crewmembers flexibility and allow us to react to crewmembers needs' more efficiently than collective bargaining agreements.
A key feature of the direct relationship with our crewmembers is our Values Committees, which are made up of peer-elected frontline crewmembers from each of our major work-groups other than pilots and inflight crewmembers. Values Committees represent the interests of our work-groups and help us to run our business in a productive and efficient manner. We believe this direct relationship with crewmembers drives higher levels of engagement and alignment with JetBlue’s strategy, culture, and overall goals.
We believe the efficiency and engagement of our crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications as well as more restricted hours that may result in potential labor shortages in the upcoming years. In 2022, we saw upward pressure on wages within many of the markets we serve and this trend is expected to continue in 2023.
Our leadership team communicates on a regular basis with all crewmembers to bolster our culture and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including weekly email messages from our CEO and other senior leaders, weekday news updates to all crewmembers, crewmember engagement surveys, and active leadership participation in new hire orientations. Leadership is also heavily involved in periodic open forum meetings (virtual and in-person) across our network, called “pocket sessions,” which are often recorded and posted on our intranet and crewmember communications app, called On The Fly. By soliciting feedback for ways to improve our service, teamwork, and work environment, our leadership team works to keep crewmembers engaged and makes our business decisions transparent.
Our average number of full-time equivalent crewmembers for the year ended December 31, 2022 consisted of

Crewmember Group	Number of full time crewmembers
Pilots	4,102
Inflight[1]	5,528
Airport operations	4,300
Technicians[2]	813
Reservation agents	1,362
Management and other personnel	3,970
(1) other airlines may refer to as flight attendants
(2) other airlines may refer to as mechanics
For the year ended December 31, 2022, we employed an average of 16,669 full-time and 4,232 part-time crewmembers.
Our average number of full-time equivalent crewmembers increased by 20.3% compared to 2021, primarily driven by additional hiring, as we returned our operations to pre-pandemic levels. When compared to pre-pandemic levels in 2019, our average full-time equivalent crewmembers increased by 8.3%.

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
Crewmember Programs
We are committed to supporting our crewmembers through a number of programs including:
•Crewmember Resource Groups (CRGs) - We encourage crewmembers to celebrate their individuality and build camaraderie through our various CRGs. CRGs spearhead programs to embrace and encourage the sharing of different perspectives, thoughts, and ideas. At the end of 2022, we had eight CRGs which include:
◦BlueAbilities: New in 2022, BlueAbilities promotes the inclusion of people with visible and nonvisible disabilities and champions an accessibility-friendly workplace.
◦Blue Aviasian: Celebrates the history of Asians, Asian Americans, and Pacific Islanders. The group offers immersive cultural experiences, networking, and career development events.
◦Blue Conexión: Shares the Latino culture and language in the workplace and community.
◦JADE (JetBlue African Diaspora Experience): Explores the rich cultures of the African diaspora. JADE leads cultural events during Black History Month and hosts TravelCon, a day-long event for crewmembers to learn about the diverse experience of Black travelers, among other events.
◦JetPride: Offers professional development opportunities for LGBTQ+ crewmembers and their allies. During Pride Month, crewmembers march across the network to celebrate diversity, equality, and acceptance.
◦SAJE (South Asian JetBlue Experience): Shines a light on the immensely diverse cultures and communities that make up South Asia. It provides an opportunity for our crewmembers who identify as South Asian to connect with one another, and for all crewmembers to better understand their unique backgrounds, culture, and experiences.
◦Vets in Blue: Provides a forum for crewmembers who honorably serve or have served in the Armed Forces. Vets in Blue strengthens JetBlue’s efforts to employ and retain members of the military through outreach, networking events, career fairs, and mentoring opportunities. Many former service members enjoy second careers with JetBlue in airport operations, corporate security, inflight, flight operations, and more.
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
•JetBlue Scholars - Developed in 2015, this program offers a new and innovative model to our crewmembers wishing to further their education. Crewmembers enrolled in the program can earn an undergraduate degree through self-directed online college courses facilitated by JetBlue. This re-emphasizes our continuous effort to help provide assistance to our most valued asset, our people. To build on the program, we introduced the Master's Pathway program in 2019 which is designed to help crewmembers who would like to advance their education even further by pursuing a master's degree. The Master's Pathway program partners with reputable institutions to provide a variety of benefits to crewmembers including tuition discounts, scholarships, and access to specialized support services.
• Lift Recognition Program - Created in 2012, this crewmember recognition program encourages crewmembers to celebrate their peers for living JetBlue's values by sending e-thanks through an online platform.
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
◦Community: We have a longstanding tradition of supporting dedicated community organizations that make our BlueCities better. We show our support through partnerships, donations, and more than 1.3 million volunteer hours logged by our crewmembers since 2011.
◦Environment: JetBlue’s primary environmental sustainability priority is reducing and managing carbon emissions from jet fuel. We are committed to investing in more fuel-efficient technologies, renewable fuels, electric ground service equipment, logistics, and other measures to reduce our carbon footprint.
•JetBlue Foundation - Created in 2013 as a 501(c)(3) non-profit corporation, the JetBlue Foundation is a JetBlue-sponsored organization focused on raising awareness for careers in science, technology, engineering and math (STEM), and aviation. The JetBlue Foundation focuses on four main areas:
◦Partnering with organizations and communities to provide access to STEM programs for students from traditionally underserved communities;
◦Investing in programs geared toward students from diverse backgrounds to create a lifelong interest in STEM as early as possible in students' academic careers;
◦Creating equal opportunities and increasing access for all students to spark a passion for STEM; and
◦Building a more diverse talent pipeline for the aviation industry.
Environmental, Social, and Governance Management
Mitigating risks to ensure the long-term sustainability of our business is imperative for JetBlue. We remain focused on continuing to lead in environmental, social, and governance (“ESG”) initiatives, through ambitious target setting, clear actions and strategy, and transparent reporting.
Environmental
JetBlue has a long history of being a leader within the aviation industry in mitigating climate risk and reducing emissions associated with its operation, with an ultimate target of achieving net zero carbon emissions by 2040, ten years ahead of the goals of the Paris Climate Agreement. In 2022, we announced our validated science-based emissions reduction target, our most aggressive near-term sustainability goal to date, with a plan to effectively reduce our well-to-wake (lifecycle) scope 1 and 3 greenhouse gas ("GHG") emissions related to jet fuel in half on a per-seat basis by 2035 from 2019 levels. While this target can only be successful with industry and policy support, JetBlue committed to increasing its focus and investments in lower-carbon solutions, within the scope of its business operations, to achieve these targets.
With sustainability as one of our key company-wide strategic priorities, we are pursuing the following six key levers to reduce the emissions associated with our business:
(1) Aircraft Efficiency: Our investments in new next generation aircraft are increasing fuel efficiency and reducing associated costs. Our growing fleet of Airbus A321neo aircraft are improving fuel economy by approximately 20%. Further, JetBlue continues to take delivery of Airbus A220s, reducing emissions by up to 35% per seat compared to the aircraft they are replacing. To support fuel efficiency and cost goals, JetBlue is accelerating the retirement of its E190 fleet, with the final E190 aircraft scheduled to exit the fleet in 2026. Since 2019, we have taken deliveries of 23 Airbus A321neo aircraft and 14 Airbus A220 aircraft. Going forward, we expect to take delivery of 62 Airbus A321neo aircraft and 86 Airbus A220 aircraft.
(2) Fuel Optimization: We continuously fine-tune our operations to identify new fuel-savings opportunities and ensure adherence to existing fuel savings procedures. We operate a cross-functional team that reviews, analyzes, and implements fuel-savings opportunities across our operation and multiple workgroups. Opportunities include the promotion of single-engine taxi and single-engine taxi without auxiliary power, improved ground power and pre-conditioned air hookup times when aircraft arrive at gates, investing in ground power infrastructure for use during maintenance, and improvements to dispatch procedures to reduce over fueling (reducing onboard weight).
(3) Sustainable Aviation Fuel (“SAF”): We view the adoption of SAF as the most promising lever for us to significantly reduce emissions in our drive to net zero. We regularly fly with SAF on our existing aircraft which reduces lifecycle emissions by up to 80% per gallon before being blended with conventional jet fuel. JetBlue is the only U.S. carrier today to be flying regular domestic flights with supply from the two currently commercially-available SAF producers (Neste and World Energy), while supporting a portfolio of emerging suppliers with significant commitments.

As of December 2022, JetBlue had five public and active SAF partners for current and future supply, which will support our target to convert 10% of our jet fuel usage to SAF by 2030.
In 2022, JetBlue announced three new SAF deals. In April 2022, we announced an agreement with Aemetis for it to supply us with 125 million gallons of SAF over a ten-year term with a target start date of 2025. In September 2022, we signed an intent to purchase 25 million gallons of SAF from AIR COMPANY, an innovative carbon technology company creating carbon-negative alcohols and fuels from CO2, with a target start date of 2027. Our Memorandum of Understanding with AIR COMPANY comes on the heels of a direct capital investment into the company’s Series A funding round from JBV. In December 2022, we announced a non binding agreement with Fidelis New Energy for it to supply us with 92 million gallons of SAF over a five-year term with a target start date in 2025.
(4) Electric Ground Operations: Where feasible, we are converting our Ground Service Equipment (“GSE”) to electric and maximizing electric ground power and air systems for our aircraft to minimize our fuel use and emissions on the ramp. We are committed to converting 40% of our GSE to electric by 2025, and 50% by 2030. We do not expect this conversion program to have a material impact on our annual capital expenditures.
(5) Technology Partnerships: We are committed to playing an active role in advancing the future of sustainable aviation technologies. Through JBV, we support and invest in alternative energy aircraft technologies, such as those developing electric- and hydrogen-fueled aircraft. In 2022, JBV announced an investment in Rubicon Carbon, a next generation carbon solutions provider also backed by TPG Rise Climate, the climate investing strategy of TPG’s global impact investing platform TPG Rise. Starting in October 2021, we, along with JBV, formed the Aviation Climate Task Force with nine other airlines and the Boston Consulting Group. Together, we plan to invest in and facilitate the development of emerging technologies to decarbonize aviation.
(6) Carbon Offsetting: We believe that there is a role for high-integrity carbon credits to help offset emissions that we are unable to avoid today. JetBlue is proud to have voluntarily offset more than 11 million metric tons of CO2 emissions through 2022. As lower-carbon solutions within the airline’s operations have become more readily available, we have started to reduce the volume of carbon offsets purchased and ended the domestic carbon neutrality initiative launched in 2020. To further high-quality, high-integrity carbon credit availability in the voluntary carbon market, JetBlue joined the Business Alliance to Scale Climate Solutions (BASCS) in 2022 as the first airline member to open opportunities for investment, policy influence, and discussions with other corporations and nongovernmental organizations ("NGOS")/intergovernmental organizations ("IGOS") in aligned messaging around scaling climate solutions.
In January 2022, we announced the launch of the JetBlue Sustainable Travel Partners Program to help corporate travel customers reduce their business travel emissions and meet their own corporate sustainability targets. In keeping with JetBlue’s customer focus, we provide corporate travel partners with personalized data and resources to help them enhance the sustainability of their travel through SAF certificates, carbon offsetting, personalized travel data and analysis for corporate reporting, and consultation and tools for custom planning and target-setting.
Social
Every day we aim to live our mission of inspiring humanity by driving inclusion both inside and outside the Company. While we recognize that there is a lack of diversity in certain areas of the commercial aviation industry, we are taking steps to address that challenge.
Our efforts to promote diversity, equity and inclusion (“DEI”) are centered around three key areas: (1) people; (2) sourcing; and (3) brand.
•People
◦Develop a hiring process that mitigates harmful biases in order to improve representation of talent at all levels of the Company.
◦Educate and inform on DEI through informal learning and review of practices and policies.
◦Focus on our people, continue to promote, and invest in diverse talent.
◦Our goal is to double our racial and ethnic minority representation at the officer and director level to 25%, and to increase our female representation at these levels to 40%, by the end of 2025.
•Sourcing
◦Engage minority and women-owned business enterprises with a proven commitment to DEI in their lines of business. Our goal is to grow our spend with businesses owned by underrepresented groups by 5% annually. In 2022, we engaged with 210 diverse business partners and spent $74 million with diverse businesses.
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
Our Board of Directors (“Board”) has ultimate oversight of enterprise risks and is informed of these risks quarterly by the Audit Committee and at least annually by the Governance and Nominating Committee. In 2019, our Board formed an ESG Subcommittee to the Governance and Nominating Committee to ensure the Board is aware of the Company's ESG strategy and has a comprehensive understanding of ESG matters, which we continued to operate throughout 2022.
We report annually on ESG issues using the Sustainable Accounting Standards Board and Task Force on Climate-Related Financial Disclosures frameworks. Our Environmental Social Governance Report can be found on our Investor Relations website.
Emergence from the COVID-19 Pandemic
In response to the COVID-19 pandemic, we continued to prioritize the safety of our crewmembers while continuing to support the needs of our operations during this period.
We faced challenges in early 2022 due to the spread of the Omicron variant, staffing ramp up, weather events, and air traffic delays. To address these challenges we responded with schedule reduction, increased hiring efforts, and continued operational investments. Over the course of the year, we saw demand and revenue trends accelerate, resulting in our return to profitability in the third and fourth quarters of 2022.
REGULATION
Airlines are heavily regulated, with rules and regulations set by various federal, state, and local agencies. We also operate under specific regulations due to our operations within the high density airspace of the Northeast. Most of our airline operations are regulated by U.S. governmental agencies, including:
DOT - The DOT primarily regulates economic issues affecting air service including, but not limited to, certification and fitness, insurance, consumer protection, and competitive practices. It has the authority to investigate and institute proceedings to enforce its economic regulations, including its tarmac delay, full fare advertising and fair and deceptive practice regulations, and may assess civil penalties, revoke operating authority, and seek criminal sanctions for various levels and manners of non-compliance.
FAA - The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, JetBlue cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing, the FAA has the authority to modify, suspend temporarily or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke a U.S. carrier's authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains a requisite level of oversight and performs frequent in-person spot inspections of our aircraft, crewmembers, and records. The FAA also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and wind shear avoidance systems, noise abatement, and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.

Transportation Security Administration and U.S. Customs and Border Protection - The Transportation Security Administration, or TSA, and the U.S. Customs and Border Protection, or CBP, operate under the Department of Homeland Security and are responsible for all civil aviation security. This includes passenger and baggage screening; cargo security measures; airport security; assessment and distribution of intelligence; security research and development; international passenger screening; customs; and agriculture. They also have enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. They can also assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
Taxes & Fees - The airline industry is one of the most heavily taxed in the U.S., with taxes and fees accounting for approximately 15% of the total fare charged to a customer. Airlines are obligated to fund all of these taxes and fees regardless of their ability to pass these charges on to the customer. The September 11 Security Fee which is set by the TSA and is passed through to the customer, is currently $5.60 per enplanement, regardless of the number of connecting flights, and a round trip fee is limited to a maximum of $11.20. Effective December 28, 2015, the Animal and Plant Health Inspection Service Aircraft Inspection fee increased from $70.75 to $225 per international aircraft arriving in the U.S.
State and Local - In addition to the federal regulations with which we must comply, we are also subject to state and local laws and regulations in the states in which we operate and the regulations of various local authorities operating the airports we serve.
Airport Access - JFK, LaGuardia, and Ronald Reagan Washington National Airport, are slot-controlled airports subject to the “High Density Rule” and successor rules issued by the FAA, or Slots. These rules were implemented due to the high volume of traffic at these popular airports located in the northeast corridor airspace. The rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing airspace congestion. Additionally, we have Slots at other Slot-controlled airports governed by unique local ordinances not subject to the High Density Rule, such as Westchester County Airport in White Plains, NY. Gate access is another common issue at certain airports.
Foreign Operations - International air transportation is subject to extensive government regulation. The availability of international routes to U.S. airlines is regulated by treaties and related agreements between the U.S. and foreign governments. We currently operate international service to Antigua and Barbuda, Aruba, the Bahamas, Barbados, Bermuda, Canada, the Cayman Islands, Colombia, Costa Rica, Cuba, Curaçao, the Dominican Republic, Ecuador, England, Grenada, Guadeloupe, Guatemala, Guyana, Haiti, Jamaica, Mexico, Peru, Saint Lucia, St. Maarten, Trinidad and Tobago, and the Turks and Caicos Islands. We anticipate further expanding our network to Paris, France in 2023. To the extent we seek to provide air transportation to additional international markets in the future, we would be required to obtain necessary authority from the DOT and the FAA as well as the applicable foreign government.
We believe we are operating in compliance with DOT, FAA, TSA, CBP and applicable international regulations as well as hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended, or revoked, our business could be materially adversely affected.
Other
Environmental - We are subject to various federal, state and local laws relating to the protection of the environment. This includes the regulation of GHG emissions, the discharge or disposal of materials and chemicals, as well as the regulation of aircraft noise administered by numerous state and federal agencies.
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego airport, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations are intended to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at San Diego airport are in compliance with the noise curfew limits, but on occasion when we experience irregular operations, we may violate these curfews.
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
As part of our sustainability and environmental strategy, we are embracing new technologies and making changes that will ultimately benefit our crewmembers, customers, and stockholders. We discuss some of our sustainability initiatives in “Environmental, Social Governance – Environmental” above.
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

ITEM 1A.    RISK FACTORS
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. You should read the following section in conjunction with the following sections of this Annual Report on Form 10-K: Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes, included in Part II. Item 8 and our “Forward Looking Information.”
Summary
The following is a summary of the principal risks we face that could have a material adverse effect on our business, liquidity, financial condition, and results of operations:
Risks Related to the COVID-19 Pandemic
•The global COVID-19 pandemic and government-imposed measures to control its spread has had, and may continue to have, a material adverse impact on the travel industry generally and, as a result, on us.

Risks Related to JetBlue
•We operate in an extremely competitive industry, and face risks due to the long-term nature of our fleet order book.
Operational Risks
•Our business is highly dependent on the availability of fuel and fuel is subject to price volatility.
•Our maintenance costs will increase as our fleet ages.
•Our salaries, wages, and benefits increase as our workforce ages.
•We face risks associated with doing business internationally.
•Our comparatively high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations, which could reduce our profitability and harm our reputation.
•We depend greatly on the New York metropolitan market, and increases in competition or shifts in demand for air travel in this market, or governmental reduction of our operating capacity at JFK would harm us.
•Extended interruptions or disruptions in service at our focus cities, as well as seasonality, weather and other factors could have a material adverse impact on us.
•We may be impacted by increases in airport expenses relating to infrastructure and facilities, as well as new or increased tariffs on imported commercial aircraft and related parts.
•We have a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
•The NEA with American is subject to challenge.
Risks Related to Our Merger with Spirit
•To consummate the Merger, we and Spirit must obtain certain governmental approvals, which could jeopardize the consummation of the Merger or reduce its anticipated benefits.
•Failure to consummate the Merger in a timely manner or at all could negatively impact the market price of our common stock.
•Consummation of the Merger may be dilutive to our earnings per share, which could similarly negatively impact the market price of our common stock.
•The pendency of the Merger may disrupt our business.
•Consummation of the Merger will result in us having substantially greater indebtedness, which could adversely affect our business flexibility, increase borrowing costs, and result in downgrades in our credit ratings.
•We may not realize the synergies and other benefits of the Merger to the extent predicted because of required divestitures, difficulties related to integration, and the achievement of such synergies.
•The combined company is expected to incur substantial expenses, and upon consummation of the Merger, we will be bound by the obligations and liabilities of both companies.
•Uncertainties associated with the Merger may cause a loss of management personnel and other key crewmembers, and the integration of workforces and negotiation of joint labor agreements following the Merger may pose additional challenges.
•The future of the combined company will suffer if expanded operations are not effectively managed.
Data and Information Security Related Risks
•Our reputation and business may be harmed, and we may be subject to legal claims if there is loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, crewmembers’, business partners’ or our own information or other breaches of our information security.
•Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
•We rely heavily on automated systems to operate our business; any failure of these systems could harm our business.
Human Capital Related Risks
•Failure to attract and retain qualified personnel, or maintain company culture, could harm our business.

•We may be subject to unionization, work stoppages, slowdowns, or increased labor costs.
Reputational Risks
•An accident or incident involving our aircraft could harm our reputation and business.
•Our business depends on our strong reputation and the value of the JetBlue brand.
Financing and Financial Risks
•We have a significant amount of fixed obligations and will incur significantly more fixed obligations in the future, which could harm our ability to service our current obligations or satisfy future fixed obligations.
•Our level of indebtedness may limit our ability to incur additional debt to meet future financing needs.
•We are subject to certain restrictions due to our participation in governmental programs under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act.
•Insufficient liquidity, including as a result of material reserve requirements for payments due to us from credit card transactions, may have a material adverse effect on us and we may seek material amounts of additional financial liquidity in the short-term.
•We may never realize the full value of our intangible assets or long-lived assets, causing us to record impairments that may negatively affect us.
Risks Associated with the Airline Industry
•Disease outbreaks, environmental disasters, actual or threatened acts of terrorism, or escalation of U.S. military involvement overseas could significantly affect travel behavior, which would adversely affect our industry and our business.
•Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect us.
•We may be affected by global climate change or by legal, regulatory or market responses to such change.
•Changes in government regulations, including environmental regulations, imposing additional requirements and restrictions on us could increase our operating costs and result in service delays and disruptions.
•The airline industry is particularly sensitive to changes in economic conditions.
•Implementation of 5G wireless technology near the airports to which we operate could adversely affect our continued safe operations.
Risks Related to the COVID-19 Pandemic
The global COVID-19 pandemic and government-imposed measures to control its spread has had, and may continue to have, a material adverse impact on the travel industry generally and, as a result, on our business and results of operations, and these impacts may persist for an extended period of time.
The global spread and impact of the COVID-19 pandemic is complex, unpredictable, and continuously evolving, and has resulted in significant disruption and additional risks to our business since 2020, the travel and hospitality industries generally, and the global economy. The COVID-19 pandemic has led governments and other authorities around the world at various times to impose measures intended to control its spread, including restrictions on large gatherings of people, travel bans, border closings and restrictions, business closures, quarantines, shelter-in-place orders, social distancing and masking measures, and vaccination mandates. As a result, the COVID-19 pandemic, including the emergence of new variants, and the associated consequences have significantly impacted global passenger air travel and have had a material detrimental impact on global commercial activity across the travel and hospitality industries, all of which has had, and may continue to have, a material adverse impact on our business, operations, and financial results.
Although the impact of the COVID-19 pandemic on our business and the travel and hospitality industries has moderated, the extent, duration, and magnitude of the COVID-19 pandemic's continuing and possible resurgent effects will depend on various factors, all of which are highly uncertain, difficult to predict and not controlled by us. These factors include, but are not limited to: the impact of the pandemic on global and regional economies and travel, as well as actions taken by governments, businesses, and individuals in response to the pandemic, including vaccination rates in the markets where we operate, and any resurgence of COVID-19, including the emergence of new variants, and the effectiveness and availability of vaccines; the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; governmental or regulatory orders that impact our business and our industry, including mandates that require all passengers and our crewmembers to be vaccinated; the demand for air travel; levels of consumer confidence; COVID-19-based health and safety protocols; effective and widespread manufacturing and distribution of vaccines, and broad acceptance of the vaccine by the general population; and the pace of recovery as the pandemic subsides. Moreover, even as shelter-in-place orders and travel bans and advisories have been relaxed and lifted, and vaccines are more widely distributed and available and vaccination rates have increased, demand for air travel may remain or become depressed. Even if demand for air travel returns to pre-COVID-19 levels, there can be no assurance that such demand will persist in the future or that a resurgence of COVID-19 or another virus or pandemic will not impact our business and the travel and hospitality industries. In addition, we cannot predict whether business travel for in-person meetings will return to pre-COVID-19 levels over the long-term due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and/or changes in customer preferences.
The COVID-19 pandemic has subjected our business, operations, and financial condition to a number of significant risks:
Demand, Capacity, Revenues and Expenses: With the global spread of COVID-19 beginning in March 2020, we began experiencing a significant decline in international and domestic demand that continued until the first quarter of 2022. This decline in demand caused a material deterioration in our revenues. As COVID-19 infection rates declined, governments lifted large gathering, travel and other restrictions and consumer and business travelers increasingly became more comfortable with air travel, we began to experience an increase in international and domestic travel demand. Any resurgence of COVID-19 infection rates or the impact of new variants could result in a decline in demand, which could have a material adverse impact on our business, operating results, financial condition, and liquidity.
The COVID-19 pandemic has caused us, and could continue to cause us, to incur additional expenses. While governments have implemented various stimulus and relief programs, it is uncertain whether and to what extent similar programs will be available if there is a significant resurgence in the COVID-19 pandemic resulting in a disruption in our business and the travel and hospitality industries and whether such programs will be effective in avoiding or mitigating the financial impacts of any resurgence of the COVID-19 pandemic. Despite that, as the COVID-19 pandemic has begun to subside and associated restrictions have eased, we could experience other short or longer-term impacts on our costs, including, for example, the need for enhanced health and hygiene standards or certifications, social distancing requirements or other precautionary measures in response to the health and safety challenges presented by the COVID-19 pandemic. These effects could impact our ability to generate profits.
Operations: In response to the decline in demand for air travel across our system, we took actions and evaluated spending to manage operating expenses and optimize our financial resources. These actions included a temporary reduction in our workforce across our BlueCities and our support centers in 2020, eliminating non-essential spending and corporate initiatives, and reducing costs. We have received, and may continue to receive, demands or requests from labor unions that represent our colleagues, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits, or other terms that could increase costs. Additionally, as a result of a federal government mandate and by virtue of JetBlue being a contractor to the federal government, our crewmembers who did not receive an approved medical or religious accommodation were required to be vaccinated. Lawsuits challenging the mandate were filed in multiple jurisdictions, and injunctions against the federal government’s enforcement of the mandate were issued. Given the uncertainty associated with the implementation of the mandate, we are unable to predict the ultimate impact of this requirement on our business, and have faced and may continue to face staffing shortages that may disrupt our operations. We expect that certain operational changes, particularly with respect to enhanced health and safety measures and global care and cleanliness certifications, will be necessary over the long-term.
Further, certain of our crewmembers, suppliers and business partners, such as airport, air traffic personnel, and those working on certain production lines and on various supply chains, have in the past and may in the future test positive for or be suspected of having COVID-19, resulting in facility closures, reduction in available staffing, and disruptions to our overall operations as well as that of our suppliers. Our operations may be further impacted in the event of additional instances of actual or perceived risk of infection among our crewmembers, suppliers or business partners, including as a result of any emerging new variants of COVID-19, and this impact may have a material and adverse effect if we are unable to maintain a suitably skilled and sized workforce and address related crewmember matters.
Financial Condition and Indebtedness: As we manage through the continuing effects of the pandemic, our level of indebtedness increased and may continue to increase. Although we took a number of steps to enhance our liquidity profile and cash position in response to the COVID-19 pandemic, there is no guarantee that we will be able to continue to raise funds through debt financings in the future to fund our obligations or will be available on terms consistent with our expectations. We also expect the ongoing impact of the COVID-19 pandemic and the impact of other macroeconomic factors on the financial markets could also adversely affect our ability to raise equity financing in the future. Changes in the credit ratings of our debt, including our revolving credit facility and outstanding senior notes, could have an adverse impact on our interest expense. As a result of the general economic uncertainty and the impact of the COVID-19 pandemic, our credit ratings have been downgraded. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, our business, operating results, liquidity and financial condition, our access to capital and the cost of debt financing would be negatively impacted. See “Our indebtedness following consummation of the Merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of JetBlue and Spirit existing prior to the announcement of the Merger, which could adversely affect our business flexibility, and increase our borrowing costs. Downgrades in our credit ratings could adversely affect our business, cash flows, financial condition and operating results.”

We may also take additional actions to improve our financial position, including measures to improve liquidity, such as the issuance of additional unsecured and secured debt securities, equity securities and equity-linked securities, the sale of assets and/or the entry into additional bilateral and syndicated secured and/or unsecured credit facilities. There can be no assurance as to the timing of any such issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions may be material in nature and could result in significant additional borrowing. Our reduction in expenditures, measures to improve liquidity or other strategic actions that we may take in the future, including in response to the ongoing effects of the COVID-19 pandemic, may not be effective in offsetting decreased demand. We are not permitted to take certain strategic actions as a result of restrictions under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act, which could result in a material adverse effect on our business, operating results, liquidity and financial condition.
Securities Markets Volatility: The global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile since the onset of the pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy and travel industry in particular, business activity, and business confidence have had, and may continue to have, a significant effect on the market price of securities generally, including our securities.
The impacts of the COVID-19 pandemic on our business, operations and financial condition are continuously evolving, and the pace of recovery following the pandemic, or any additional resurgence of COVID-19 or emerging new variants could precipitate or aggravate the other risk factors included in this annual report, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations, and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.
Risks Related to JetBlue
We operate in an extremely competitive industry.
The domestic airline industry is characterized by low profit margins, high fixed costs, and significant competition. We currently compete with other airlines on all of our routes. Most of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our profitable growth strategy, which would harm our business.
Furthermore, there have been numerous mergers and acquisitions within the airline industry over the years. The industry may continue to change. Any business combination, including our intended merger with Spirit, could significantly alter industry conditions and competition within the airline industry. Additionally, if a traditional network airline were to fully develop a low cost structure, or if we were to experience increased competition from low cost carriers or new entrants, our business could be materially adversely affected.
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
Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs comprise a substantial portion of our total operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical factors as well as supply and demand. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Given our large dependency on New York harbor jet fuel, we have been more impacted than our competitors by these price spikes due to decreases in refining capacity and increases in US exports filling the void left by Russia. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.
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
Our maintenance costs will increase as our fleet ages. In the past, we have incurred lower maintenance expenses because most of the parts on our aircraft were under multi-year warranties, but many of these warranties on JetBlue's existing fleet types have expired. If any maintenance provider with whom we have a flight hour agreement fails to perform or honor such agreements, we could incur higher interim maintenance costs until we negotiate new agreements. Furthermore we expect to continue to implement various fleet modifications over the next several years to ensure our aircraft's continued efficiency, modernization, brand consistency, and safety. These fleet modifications require significant investment over several years, including taking aircraft out of service for several weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our crewmembers' tenure with JetBlue matures, our salaries, wages, and benefits costs increase. As our overall workforce ages, we expect our medical and related benefits to increase as well, despite an increased corporate focus on crewmember wellness.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently operate in 108 airports in 24 countries around the world. Our available seat miles that take off or land outside the United States represented approximately 34% of our revenues for the year ended December 31, 2022. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and available seat miles. Expansion into new international markets may have risks due to factors specific to those markets.
We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, regulatory, economic, and operational risks. We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of crewmembers with regard to business ethics and compliance, anti-corruption policies and many key legal requirements; however, there can be no assurance our crewmembers or third party service providers in such locations will adhere to our code of business conduct, anti-corruption policies, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event we believe or have reason to believe our crewmembers have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
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
•U.S. taxation of income earned abroad;
•import and export licensing requirements and regulations, as well as unforeseen changes in regulatory requirements, including imposition of tariffs or embargoes, import or export regulations, controls, and other trade restrictions;
•political and economic instability, including as a result of the ongoing conflict between Russia and Ukraine;
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
We maintain a high daily aircraft utilization rate, which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion, and unscheduled maintenance events. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction and reputational harm.
Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, would harm our business.
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, or Westchester County Airport as either their origin or destination. We have historically experienced an increase inflight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, including COVID-19, negative public perception of New York City, acts of terrorism, or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers.
Extended interruptions or disruptions in service at one or more of our focus cities could have a material adverse impact on our operations.
Our business is heavily dependent on our operations in the New York Metropolitan area, particularly at JFK, and at our other focus cities in Boston, Orlando, Fort Lauderdale, the Los Angeles basin, and San Juan, Puerto Rico. Each of these operations includes flights that gather and distribute traffic to other major cities. A significant interruption or disruption in service at one or more of our focus cities could have a serious impact on our business, financial condition, and results of operations.
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
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand generally occurring on our Florida routes between October and April and on our western routes during the summer. Actions of our competitors and travel restrictions may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, as a result of our operations being concentrated on the East Coast, than some of our competitors. Our Florida and Caribbean operations are subject to hurricanes. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analysis regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on five types of aircraft and engines for all of our flights makes us vulnerable to significant problems associated with Pratt & Whitney Geared Turbofan Engines, or the PW1133G-JM engine, on our A321neo fleet, International Aero Engines, or the IAE V2533-A5 engine on our Airbus A321 fleet, International Aero Engines, or the IAE V2527-A5 engine, on our Airbus A320 fleet, Pratt & Whitney Geared Turbofan Engines, or the PW1524G-3 engine on our A220 fleet, and General Electric Engines, or the CF34-10 engine on our Embraer E190 fleet. This could include design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
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
Tariffs imposed on commercial aircraft and related parts imported from outside the United States, or tariffs that may be escalated over time, may have a material adverse effect on our fleet, business, financial condition, and results of operations.
Certain of the products and services that we purchase, including aircraft and related parts, are sourced from suppliers located outside the United States, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them.
We may seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase in the future as many aircraft as we intended. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed. Any such action could have a material adverse effect on the size of our fleet, business, financial condition, and results of operations.
Our Northeast Alliance with American Airlines is subject to challenge
In July 2020, JetBlue and American entered into the NEA designed to optimize our respective networks at JFK, LaGuardia, Newark, and Boston. Following review and agreement by the DOT, JetBlue and American began implementing the NEA in July 2021. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the district of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The bench trial of this matter concluded in October 2022, and the court held closing arguments in November 2022. The court’s decision remains pending. An adverse ruling could adversely impact our ability to achieve the intended benefits of the NEA and could have an adverse impact on our business, financial condition and results of operations. Additionally, we are incurring costs associated with implementing operational and marketing elements of the NEA, which would not be recoverable if we were required to unwind all or a portion of the NEA.
In December 2022 and February 2023, three putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court of the District of Massachusetts, alleging, among other things, that monetary damages should be awarded to a putative class of direct purchasers of airline tickets from JetBlue and American on NEA flights from July 16, 2020 through the present. JetBlue believes these lawsuits are without merit and, along with American, will defend these matters vigorously.
Risks Related to Our Merger with Spirit
In order to consummate the Merger, we and Spirit must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, consummation of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
On July 28, 2022, we entered into a Merger Agreement with Spirit, pursuant to which we would acquire Spirit. Although we and Spirit have agreed to use reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, including from the FCC, the FAA and the DOT, as well as the expiration or termination of relevant waiting periods under the HSR Act, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. The governmental entities from which these approvals are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger. These governmental entities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to approving the Merger, these governmental entities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after consummation of the Merger. As part of the Merger Agreement, we have agreed to take any such required divestiture actions in connection with the consummation of Merger, provided that we are not required to take any divestiture actions if such action would or would reasonably be expected to result in a material adverse effect on us and our subsidiaries (including, following the consummation of the Merger, Spirit and its subsidiaries) nor are we required to take any action that, in our discretion, would be reasonably likely to materially and adversely affect the anticipated benefits of our NEA with American. There can be no assurance that governmental entities will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after consummation of the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental entities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.
Failure to consummate the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.
The Merger cannot be consummated until conditions to closing are satisfied or, if permissible under applicable law, waived. The Merger remains subject to numerous closing conditions, including among other things receipt of applicable regulatory approvals, including approvals from the FCC, the FAA and the DOT, the expiration or early termination both of the statutory waiting period under the HSR Act and any customary timing agreement with any governmental entity not to consummate the Merger, and approval under certain foreign antitrust laws.
The process of satisfying such conditions, including seeking the necessary regulatory approvals, could delay the consummation of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.
If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, including investors and rating agencies, and the price of our common stock could decline to the extent that the current market price reflects an assumption that the Merger will be completed;
•we may experience negative reactions from crewmembers, customers, suppliers or other third parties;
•we may be subject to litigation, which could result in significant costs and expenses;
•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us;

•in certain circumstances, if the Merger is not consummated for antitrust reasons, JetBlue will pay Spirit a reverse break-up of $70 million and will pay the Spirit stockholders directly a reverse break-up fee of $400 million, less the aggregate amount of the prepayment of $2.50 per share in cash paid following Spirit stockholders’ approval of the transaction and a ticking fee of $0.10 per month starting in January 2023 through the earlier of the date of the closing or termination of the transaction; and
•our costs of pursuing the Merger may be higher than anticipated.
If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations, and financial condition.
The pendency of the Merger may cause disruption in our business.
The preparation for the Merger and the subsequent integration with Spirit’s business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.
While the Merger is pending, we intend to continue to grow our business which will entail the continued hiring of additional crewmembers, including pilots and other skilled workers, presently in short supply in the airline industry. Any disruption or perceived uncertainty may make it more difficult for us to meet our crewmember retention and hiring goals which could materially impact our business, results of operations and financial condition.
The pendency of the Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including customers, crewmembers, business partners or suppliers, unions, third-party service providers and third-party distribution channels, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
We will incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, which we expect to continue as we seek regulatory and other approvals to complete the Merger. We may also incur unanticipated costs in connection with our integration with Spirit’s business. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. Current and/or potential future litigation related to the Merger, could also prevent or delay the consummation of the Merger and result in significant costs and expenses.
Our indebtedness following consummation of the Merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of JetBlue and Spirit existing prior to the announcement of the Merger, which could adversely affect our business flexibility, and increase our borrowing costs. Downgrades in our credit ratings could adversely affect our business, cash flows, financial condition and operating results.
In order to consummate the Merger, we expect to incur acquisition-related debt financing of up to $3.5 billion and we will also assume Spirit's indebtedness outstanding at closing. Our substantially increased indebtedness following consummation of the Merger may impact, among other things, our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to service our increased indebtedness will be greater than the amount of cash flows required prior to the Merger. The increased indebtedness could also reduce funds available to engage in investments in our business development, capital expenditures and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
In addition, our credit ratings impact the cost and availability of our future borrowings, and, as a result, our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or, following consummation of the Merger, those obligations of the combined company. Each ratings organization reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. The rating agencies have published reports which indicate that an increase in our consolidated leverage following the consummation of the Merger may negatively impact our credit ratings. Further, if interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flows.
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

Although we expect that the Merger will result in synergies and other benefits to us, we may not realize those benefits to the extent predicted because of required divestitures, difficulties related to integration and the achievement of such synergies and other challenges.
Until consummation of the Merger, we and Spirit will operate independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Historically, the integration of separate airlines has proven to be more time consuming, costly and require more resources than initially expected. We expect we will be required to devote significant management attention and financial and other resources to integrating our two business practices, cultures, and operations. If we are not able to successfully integrate our business with Spirit’s, the anticipated benefits and operational synergies of the Merger may take longer than expected to be realized or may not be realized at all. In connection with the integration of our business with Spirit’s in a manner that permits us to achieve the synergies anticipated to result from the Merger we will need to address, among other things, the following issues:
•combining the companies’ separate operational, financial, reporting and internal control functions;
•maintaining existing or negotiating new agreements with unions, crewmembers, suppliers, third-party service providers and third-party distribution channels, and avoiding delays in entering into new agreements with prospective crewmembers, suppliers, third-party service providers and third-party distribution channels;
•integrating complex systems and technologies, including implementing an integrated customer reservations system, operating procedures, regulatory compliance programs, aircraft fleets, networks, and other assets in a manner that minimizes any adverse impact on customers, suppliers, crewmembers and other constituencies;
•addressing possible differences in business backgrounds, corporate cultures, and management philosophies;
•integrating the businesses’ corporate, administrative and information technology infrastructure, including coordinating geographically dispersed companies;
•diversion of the attention of management and other key crewmembers;
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
Even if the operations of our business and Spirit’s business are integrated successfully, the full expected benefits and synergies of the Merger may not be realized. There is risk that the expected benefits may not be achieved within the anticipated time frame or at all. Additional unanticipated costs, which could be material, may also be incurred in the integration of our business and Spirit’s business. Further, it is possible that there could be loss of key JetBlue or Spirit crewmembers, loss of customers, disruption of either or both of our or Spirit’s ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Additionally, the full benefits of the Merger may not be realized if the combined business does not perform as expected or demand for the combined company’s services does not meet our expectations. The risks currently facing each of our and Spirit’s business and the airline industry, including the ongoing impact of the COVID-19 pandemic and any possible resurgence in infection rates and the impact on airline travel, will also present additional challenges for us to successfully integrate our two companies.
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
As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our computer, communications and other technology systems. These factors could include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our network; training crewmembers in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our and Spirit’s security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and our operations and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
The combined company is expected to incur substantial expenses related to the Merger and the integration of JetBlue and Spirit.
The combined company is expected to incur substantial expenses in connection with the Merger and the integration of JetBlue and Spirit. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, reservations, maintenance, flight operations, marketing and benefits. While we and Spirit have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in the combined company taking significant charges against earnings following the consummation of the Merger, and the amount and timing of such charges are uncertain at present.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company.
We and Spirit are dependent on the experience and industry knowledge of our respective officers and other key personnel to execute our respective business plans. The combined company’s success after the Merger will depend in part upon the ability of our and Spirit to retain key management personnel and other key employees. Current and prospective employees of JetBlue and Spirit may experience uncertainty about their roles within the combined company following the Merger, which may impair the ability of both entities to attract, retain and motivate key management and other key personnel. Employee retention may be particularly challenging during the pendency of the Merger, as employees of JetBlue and Spirit may experience uncertainty about their future roles in the combined business.
Various Spirit officers and employees hold Spirit common shares, Spirit restricted stock units (“Spirit RSUs”) and Spirit performance stock units (“Spirit PSUs”), some of which are subject to accelerated vesting upon a change in control, and, if the Merger is completed, these officers and employees may be entitled to the cash consideration payable under the Merger Agreement in respect of such Spirit common shares, Spirit RSUs and Spirit PSUs. These payouts could also make retention of these officers and employees following the closing more difficult. Additionally, pursuant to employment agreements and/or other agreements or arrangements with Spirit, certain key employees of Spirit are entitled to receive severance payments upon a termination without cause and/or a resignation for “good reason” following consummation of the Merger. Under these agreements, certain key employees of Spirit could resign from employment following specified circumstances set forth in the applicable agreement, including an adverse change in title, authority or responsibilities, compensation and benefits or primary office location, and receive significant severance payments.
Furthermore, if key employees of JetBlue or Spirit depart or are at risk of departing, we may have to incur significant costs (in addition to the retention program to be implemented by Spirit in connection with the Merger Agreement) in retaining such individuals or in identifying, hiring and retaining replacements and may lose significant expertise and talent, and our ability to realize the anticipated benefits of the Merger may be materially and adversely affected. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key personnel of JetBlue and Spirit to the same extent that JetBlue and Spirit have previously been able to attract or retain their own employees.

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
Following consummation of the Merger, we will be bound by all of the obligations and liabilities of both companies.
Following consummation of the Merger, we will become bound by all of the obligations and liabilities of JetBlue and Spirit. Neither we nor Spirit can predict the financial condition of JetBlue or Spirit at the time of that combination or our ability to satisfy the obligations and liabilities of the combined company.
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
Prior to the consummation of the Merger, there is a risk of litigation or arbitration by unions or individual employees that could delay or halt the Merger or result in monetary damages on the basis that the Merger either violates a provision of an existing collective bargaining agreement or an obligation under the RLA or other applicable law. The unions or individual employees might also pursue judicial or arbitral claims arising out of changes implemented as a result of the Merger. There is also a possibility that employees or unions could engage in unlawful job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt our and Spirit’s normal operations, whether in opposition to the Merger or in an attempt to pressure the companies in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and we and Spirit can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined.
The Merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of shares of our common stock.
We currently project that the Merger will result in a number of benefits, including enhanced competitive positioning and a platform from which to accelerate growth, and that it will be accretive to earnings per share in the first full year after the close of the Merger. This projection is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Merger. Any dilution of, decrease in or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or grow at a reduced rate.

Data and Information Security Related Risks
Our reputation and business may be harmed and we may be subject to legal claims if there is loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, crewmembers’, business partners’ or our own information or other breaches of our information security.
In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. High-profile security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting businesses such as ours. Computer hackers routinely attempt to breach our networks. When we learn of security incidents, we investigate the incident, which includes making reports to law enforcement, as appropriate.
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
While we make significant efforts to ensure the security of its computer network, we cannot provide any assurances that our efforts will defend against all cyberattacks. Any compromises to our security or computer network could have a material adverse effect on our reputation, business, operating results, and financial condition, and could result in a loss of customers. Additionally, any material failure by us to achieve or maintain compliance with the Payment Card Industry, or PCI, security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any such loss, disclosure or misappropriation of, or access to, customers’, crewmembers’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, may lead to regulatory enforcement actions against us, and may materially adversely affect our business, operating results, and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results, and financial condition. The regulations in this area continue to develop and evolve. International regulation adds complexity as we expand our service and include more passengers from other countries.
Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
We are subject to increasing legislative, regulator, and customer focus on privacy issues and data security. Our business requires the appropriate and secure utilization of customer, crewmember, business partner, and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyberattacks or cyber intrusions over the Internet, malware, computer viruses, and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
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
We rely on third party providers of our current automated systems and data center infrastructure for technical support. If our current providers were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation, and brand. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyberattacks, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans. We also require our third party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues, and generally harm our business, reputation, and brand.
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
We may be subject to unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots and inflight crewmembers could result in increased labor costs.
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
In general, unionization has increased costs in the airline industry. In 2014, our pilots voted to be represented by the Airlines Pilot Association, or ALPA, and our first collective bargaining agreement was ratified by the pilots and became effective on August 1, 2018. In February 2022, we commenced negotiations for a successor contract, in accordance with the collective bargaining agreement, and in December 2022 we reached a tentative agreement with ALPA to extend the current collective bargaining agreement by two years.The agreement was ratified by the JetBlue pilots in January 2023.
In April 2018, JetBlue inflight crewmembers elected to be solely represented by the Transport Workers Union of America, or TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to decline the ratification of a tentative collective bargaining agreement between JetBlue and TWU. In December 2021, our inflight crewmembers ratified our first collective bargaining agreement with TWU, which is a five-year, renewable contract effective December 13, 2021.
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
The JetBlue brand name symbolizes high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our crewmembers, contractors, or agents could tarnish our reputation and reduce the value of our brand. Increasingly the perception our customers and other stakeholders have about how we address the risks and opportunities we face related to DEI and climate change engagement, our role in the communities in which we operate and our relationship with our crewmembers will have an impact on our reputation. Furthermore, increased usage of social media platforms presents increased risks to our reputation and our business. We may suffer damage to our reputation as a result of negative or inaccurate posts or comments about JetBlue on social media platforms, including related delays or cancellations on our flights even when it is due to weather or other circumstances that are outside of our control. In addition, inappropriate and/or unauthorized use of our social media platforms by our crewmembers or others associated with us may damage our reputation, and could lead to legal implications in the event that information is improperly collected and/or disseminated, or non-public sensitive information related to JetBlue or others is disclosed. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
Financing and Financial Risks
We have a significant amount of fixed obligations and we will incur significantly more fixed obligations which could harm our ability to service our current obligations or satisfy future fixed obligations.
As of December 31, 2022, our debt of $3.6 billion accounted for 52% of our total capitalization. In addition to long-term debt, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities, and office space. As of December 31, 2022, future minimum payments under non-cancelable leases and other financing obligations were approximately $3.1 billion for 2023 through 2027 and an aggregate of $0.9 billion for the years thereafter. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of the new International Arrivals facility and three net new gates at the former Terminal 6 (“T5i”). The minimum payments under this lease have been included in the future minimum payment totals above.

As of December 31, 2022, we had commitments of approximately $7.8 billion to purchase 148 additional aircraft and related flight equipment through 2027, including estimated amounts for contractual price escalations and pre-delivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations, including in connection with the Merger with Spirit, could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes.
Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives, and expansion plans in order to service our fixed obligations;
•require us to incur more interest expense than we currently do if rates were to increase, since approximately 2% of our debt has floating interest rates; and
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms.
Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows and access to the capital markets to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure that we will be able to generate sufficient cash flows from our operations or from capital market activities to pay our debt and other fixed obligations as they become due. If we fail to do so our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or seek to obtain additional equity or other forms of additional financing. As described in “—Risks Related to Our Merger with Spirit,” these risks are expected to intensify following the consummation of our Merger with Spirit.
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
We are subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act (collectively the “Acts”).
CARES Act – Payroll Support Program
Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the “Payroll Support Program”) and secured loans (the “Loan Program”) from the United States Department of the Treasury (“Treasury”).

On April 23, 2020, we entered into a Payroll Support Program Agreement (the “PSP Agreement”) under the CARES Act with Treasury governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a total of approximately $963 million (the “Payroll Support Payments”) consisting of $704 million in grants and $259 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. As part of the agreement, JetBlue issued to Treasury warrants to acquire more than 2.7 million shares of our common stock under the program at an exercise price of $9.50 per share.
CARES Act – Secured Loan Program
Under the CARES Act Loan Program, JetBlue had the ability to borrow up to a total of approximately $1.9 billion from Treasury. We entered into a loan and guarantee agreement (the “Loan Agreement”) with Treasury and made an initial drawing of $115 million under the Loan Agreement on September 29, 2020. In connection with this initial drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share.
On September 15, 2021, we repaid the full amount of outstanding borrowings under the Loan Agreement, which, together with accrued interest and fees, totaled approximately $118 million. As of December 31, 2021, we did not have a balance outstanding and all obligations under the Loan Agreement, including all pledges of collateral, were terminated in full.
Consolidated Appropriations Act – Payroll Support Program 2
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2”). Treasury provided us with a total of approximately $580 million (the “Payroll Support 2 Payments”) under the program, consisting of $436 million in grants and $144 million in unsecured term loans, with funding received on January 15, 2021, March 5, 2021 and April 29, 2021. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable SOFR plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to Treasury at an exercise price of $14.43 per share.
American Rescue Plan Act – Payroll Support Program 3
On May 6, 2021, we entered into a Payroll Support 3 Agreement with Treasury governing our participation in the federal payroll support program for passenger air carriers under Section 7301 of the American Rescue Plan Act of 2021 (the “Payroll Support Program 3”). Treasury provided us with a total of approximately $541 million (the “Payroll Support 3 Payments”) under the program, consisting of $409 million in grants and $132 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until May 6, 2026, and the applicable SOFR plus 2.00% thereafter until May 6, 2031. In consideration for the Payroll Support 3 Payments, we issued warrants to purchase approximately 0.7 million shares of our common stock to Treasury at an exercise price of $19.90 per share.
The warrants associated with each of the support programs described above will expire 5 years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
In accordance with any grants and/or loans received under the Acts, we are required to comply with the relevant provisions of the Acts which, among other things, includes the following: the requirement to use the Payroll Support Payments, the Payroll Support 2 Payments, and the Payroll Support 3 Payments exclusively for the continuation of payment of crewmember wages, salaries, and benefits. The Acts also require subject to various timeframes, certain levels of commercial air service be maintained; the prohibitions on share repurchases and the payment of common stock dividends; and restrictions on the payment of certain executive compensation.
The substance and duration of restrictions to which we are subject under the grants and/or loans under the Acts, including, but not limited to, those outlined above, will materially affect our operations, and we may not be successful in managing these impacts. Further, these restrictions could limit our ability to take actions that we otherwise might have determined to be in the best interest of our Company and our shareholders. In particular, limitations on executive compensation which currently, depending on the form of aid, extend through April 1, 2023, may impact our ability to attract and retain senior management or attract other key crewmembers during this critical time. We cannot predict whether the assistance under any of these programs will be adequate to support our business for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future.

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
In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic, we sought material amounts of short-term additional financial liquidity in 2020 and 2021. If there is a resurgence of the adverse effects on our business caused by the COVID-19 pandemic, new variants or new unrelated viruses or pandemics we may be required to again seek additional short-term liquidity, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets, the entry into sale-leaseback transactions, as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, the airline industry, or our business, our access to capital and the cost of any debt financing would be negatively affected. There can be no assurance as to the availability of any such financing if it becomes necessary, or that any such additional financing will be completed on favorable terms.
Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors described herein. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain operating and financial covenants under our financing and credit card processing agreements or with other material provisions of our contractual obligations. Moreover, as a result of our recent financing activities in response to the COVID-19 pandemic, the number of financings and the aggregate amount of indebtedness with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional operating and financial covenants could become binding on us as we continue to seek additional liquidity.
In addition, we have agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of our credit card processing agreements, the financial institutions in certain circumstances have the right to require that we maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which we have not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if we do not maintain certain minimum levels of unrestricted cash, cash equivalents, and short-term investments. In light of the effect COVID-19 is having on demand and, in turn, capacity, we have seen an increase in demand from consumers for refunds on their tickets, and we anticipate this will continue to be the case for the foreseeable future. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. We also maintain certain insurance- and surety-related agreements under which counterparties may require collateral. See “Our liquidity could be adversely impacted in the event one or more of our credit card processors were to impose material reserve requirements for payments due to us from credit card transactions.”
Our substantial level of indebtedness and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, together with the effect the COVID-19 pandemic has had on the global economy generally and on us and the air transportation industry specifically, may make it difficult for us to raise additional capital if needed to meet our liquidity needs on acceptable terms, or at all. As described in “—Risks Related to Our Merger with Spirit,” following the consummation of our Merger with Spirit, our ability to raise additional capital to meet our liquidity needs will be further challenged.
See “Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information regarding our liquidity as of December 31, 2022.
We may never realize the full value of our intangible assets or our long-lived assets causing us to record impairments that may negatively affect our financial condition and operating results.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently where there is an indication of impairment. In addition, we are required to test certain of our other assets for impairment where there is any indication that an asset may be impaired.
We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the year ended December 31, 2022, we recorded $52 million of impairment related to our Embraer E190 fleet transition. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. A further impairment loss could have a material adverse effect on our financial condition and operating results.
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
Recently, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.
Furthermore, the United States economy recently encountered a material level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine conflict and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Increases in inflation raise our costs for labor, materials and services, and other costs required to operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition.

The recent implementation of 5G wireless technology near the airports to which we operate could have an adverse effect on our continued safe operations.
In the United States, two major telecom providers activated 5G services across 46 markets on January 19, 2022 using frequencies in a radio spectrum called the C-band. These 5G frequencies may interfere with radio altimeters on our aircraft. Over the last year, we have seen other telecom providers begin operating in the same 5G spectrum, expanding the areas impacted to include almost the entirety of the continental United States. Because the 5G deployment involves a new combination of power levels, frequencies, proximity to flight operations, and other factors, we have been working with the FAA, and through the FAA, the telecom providers, to monitor the deployment and the corresponding impact on our aircraft. Where technical solutions exist, we are making the necessary modifications to our aircraft and are committed to future investment as more robust equipment is available. Aircraft and equipment manufacturers continue to struggle to provide technical solutions to address the potential risks, which could result in an increase to the potential operational risk to a portion of our fleet. We are closely monitoring any operational restrictions placed on our aircraft by the FAA as a result of this 5G deployment. These restrictions could affect our flight schedules and operations, which could have a material adverse impact on our business and operational reliability. The FAA is working with the Federal Communications Commission, the telecom providers, and airlines across the United States to reduce effects of this disruption. We cannot assure you that the impact of the 5G deployment will not cause undue disruptions to our operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2022, we operated a fleet consisting of 14 Airbus A220 aircraft, 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 23 Airbus A321neo aircraft, and 60 Embraer E190 aircraft as summarized below:

Aircraft	Seating Capacity		Owned(4)	Operating Leased	Total	Average Age in Years
Airbus A220	140		14	—	14	1.1
Airbus A320	162 / 150	(1)	98	32	130	17.3
Airbus A321	200 / 159	(2)	63	—	63	6.6
Airbus A321neo	200 / 160 / 138	(3)	23	—	23	1.9
Embraer E190	100		30	30	60	14.3
			228	62	290	12.4
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
As of December 31, 2022, our aircraft leases had an average remaining term of approximately 2.3 years, with expiration dates between 2023 and 2032. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term.
As of December 31, 2022, options for 20 additional A220-300 aircraft deliveries remain available to us and we retain the flexibility to convert certain aircraft to the A220-100 model. Both members of the A220 family share commonality in more than 99 percent of their replaceable parts and utilize the same family of engines.

As of December 31, 2022, we had 148 aircraft on order and scheduled for delivery through 2027. Our future aircraft delivery schedule is as follows1:

	Contractual Order Book
Year	Airbus A321neo	Airbus A220	Total
2023	12	18	30
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total	62	86	148
(1) Our aircraft order book is subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2023 to 2026. Options for 20 additional A220-300 aircraft remain available to us.
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
A summary of our most significant lease agreements is provided below:
•JFK - We have a lease agreement with the PANYNJ for Terminal 5. The lease extends until November 2042, but we have the option to terminate the agreement in 2033. In 2012, we amended the Terminal 5 lease to extend into the former Terminal 6 property in order to build T5i. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partner, JMP.
•BOS - In May 2005, we entered into a lease with Massachusetts Port Authority (“Massport”) with a five year term (and 20 automatic one-year renewals), for initial five gates in Terminal C; which expanded to 11 by November 2008. We have since entered into multiple amendments with Massport to continue to grow that footprint in Terminal C. As of December 31, 2022, we leased 30 gates in Boston. Our lease with Massport is scheduled to expire in April 2030.
We have entered into use arrangements at each of the airports we serve providing for the non-exclusive use of runways, taxiways, and other airport facilities. Landing fees under these agreements are typically based on the number of aircraft landings and the weight of the aircraft.
Other
We lease the following hangars and airport support facilities at our focus cities:
•New York - At JFK, we have a ground lease agreement which expires in 2030 for an aircraft maintenance hangar, an adjacent office, and warehouse facility, including a storage facility for aircraft parts. These facilities accommodate our technical support and catering operations. We also lease a building from the PANYNJ which is mainly used for ground equipment maintenance work.
•Boston - We have a ground and building lease agreement which expired in 2022 for an aircraft maintenance hangar and associated support space, and are actively negotiating an extension of that agreement. We also have separate leases for facilities to accommodate our ground support equipment maintenance and catering operations.
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

In 2015, we opened the Lodge at Orlando Support Center (“OSC”) which is adjacent to JetBlue University and is used for lodging our crewmembers when they attend training.
Our primary corporate offices are located in Long Island City, New York with our lease expiring in 2023. Reaffirming our commitment to New York, in February 2022, we executed a new lease for our primarily corporate offices that will extend our stay in the present Long Island City location until 2039.
Our offices in Salt Lake City, Utah contain a core team of crewmembers who are responsible for group sales, customer service, at-home reservation agent supervision, disbursements, and certain other finance functions. The lease for our Salt Lake City facility was amended and renewed for another year from June 2022 through May 2023. We also maintain other facilities that are necessary to support our operations in the cities we serve.
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

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2023, there were approximately 390 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board of Directors, subject to applicable limitations under Delaware law or legislation. This decision would be dependent upon our results of operations, financial condition, and other factors deemed relevant by our Board of Directors.
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
We suspended our share repurchase program as of March 31, 2020. In accordance with restrictions under the Acts, we were prohibited from making any share repurchases through September 30, 2022. We have not restarted our share repurchase program since that date. The acquisition of treasury stock reflected on our consolidated statement of cash flows for the year ended December 31, 2022 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
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

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the NYSE Arca Airline Index from December 31, 2018 to December 31, 2022. The comparison assumes the investment of $100 in our common stock and in each of the foregoing indices and reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

200
150
100
50
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
JetBlue Airways Corporation
S&P 500 Stock Index
NYSE Arca Airline Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
JetBlue Airways Corporation	$100	$117	$91	$89	$40
S&P 500 Stock Index	100	129	150	190	153
NYSE Arca Airline Index	100	121	92	90	58

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Coronavirus (COVID-19) Pandemic
Although the spread of the Omicron variants temporarily decelerated the demand for travel in early 2022, customer confidence continued to grow over the course of the year, resulting in our return to profitability in the second half of 2022.
2022 Results
Our 2022 and 2021 results were adversely impacted by the COVID-19 pandemic. As a result, comparisons of our 2022 results to 2021 are not necessarily indicative of future operating results. In certain cases, we have also included comparisons of our 2022 results to our 2019 results which are more reflective of pre-pandemic operations.
For the year ended December 31, 2022:
•System capacity increased by 19.1% year-over-year and increased by 1.0% compared to 2019.
•We generated $9.2 billion in operating revenue, an increase of $3.1 billion compared to 2021, primarily due to a 31.5% increase in revenue passengers. When compared to 2019, our operating revenue increased by 13.1%, primarily driven by a 12.5% increase in yield, offset by a decrease in revenue passengers of 7.4%.
•Operating revenue per available seat mile (RASM) increased by 27.3% to 14.20 cents year-over-year and increased by 12.0% compared to 2019.
•Operating expense increased by 54.6% year-over-year to $9.5 billion and increased by 29.6% compared to 2019.
•Operating expense per available seat mile (CASM) increased by 29.7% to 14.67 cents year-over-year and increased by 28.4% compared to 2019.
•Our 2022 and 2021 results included the effects of special items. Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our 2022 operating expense(1) increased by 13.0% to $6.2 billion, as compared to 2021. When compared to 2019, our operating expenses excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses(1) increased by 14.8%.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile (CASM ex-fuel)(1) decreased by 5.2% to 9.59 cents year-over-year and increased by 13.6% compared to 2019.
•Our operating margin was (3.3)% in 2022, (1.3)% in 2021, and 9.9% in 2019. Excluding special items, our adjusted operating margins(1) were (2.0)%, (15.1)%, and 10.1% for the full years 2022, 2021, and 2019, respectively.
•We reported a net loss of $(362) million in 2022 compared to a net loss of $(182) million in 2021. In 2019, reported net income was $569 million.
•Our reported loss per share for 2022 and 2021 was $(1.12) and $(0.57), respectively. Excluding special items, our adjusted loss per share(1) was $(0.80) for 2022, and $(2.51) for 2021. For 2019, our reported earnings per diluted share was $1.91 and adjusted earnings per diluted share(1) was $1.90.
•During 2022, we took delivery of two Airbus A321neo aircraft and six Airbus A220 aircraft.
Outlook for 2023
We faced operational disruptions in the first half of 2022 due to the impact of the Omicron variant, as well as staffing constraints that drove incremental challenges. We took decisive action to right-size our growth plan for the remainder of the year, made additional investments into our operation, and implemented a new structural cost program to improve our operational efficiency and ensure we maintain a competitive cost structure. Despite these headwinds, we generated record annual revenue of $9.2 billion, ultimately resulting in our return to profitability in the second half of 2022. We believe that the strong operational and financial foundation we set in 2022 positions JetBlue for future success.
For full year 2023, we expect our capacity to increase between 5.5% and 8.5% compared to 2022 as we plan to execute growth across our high-value network, including annualized growth through the NEA. We expect revenue to grow high single digits to low double digits year-over-year. We are focused on driving revenue growth through the maturation of our NEA, the evolution of our TrueBlue® loyalty program, and continued momentum from JBTP. We also plan to keep our cost structure competitive. We expect cost per available seat mile, excluding fuel and related taxes, and operating expenses related to other non-airline businesses (CASM ex-fuel), for 2023 to increase by between approximately 1.5% to 4.5% year-over-year which
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

includes an approximate 3% point impact from a new ALPA agreement. We expect to deliver value to our customers and shareholders with strong revenue generation combined with our plan to keep costs low. Our expectations for full year 2023 earnings per share to be in the range of $0.70 to $1.00 implies a margin trajectory approaching pre-pandemic levels as we move through the year.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.
46

RESULTS OF OPERATIONS
As discussed in Note 1 to our consolidated financial statements, in 2021, a new SEC rule became effective that is intended to modernize, simplify, and enhance certain disclosures throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The new rule allows us to omit selected financial data for the preceding five years and discussions comparing 2021 and 2020 results, as such disclosures were included in our Annual Report on Form 10-K for the year ended December 31, 2021, which is available on the SEC's website at www.sec.gov. Please note that although our 2022 and 2021 results were adversely impacted by the COVID-19 pandemic, the impact of COVID-19 on our operating results for 2022 and 2021 were different. As a result, comparisons of our 2022 results to 2021 may not necessarily be indicative of changes between operating results for future reporting periods.
2022 Compared to 2021
Overview
We reported a net (loss) of $(362) million, an operating (loss) of $(298) million and operating margin of (3.3)% for the year ended December 31, 2022. This compares to net (loss) of $(182) million, operating (loss) of $(80) million, and operating margin of (1.3)% for the year ended December 31, 2021. Our (loss) per share was $(1.12) for 2022 compared to $(0.57) for 2021.
Our 2022 and 2021 reported results included the effects of special items. Adjusting for these one-time items, our adjusted net (loss)(1) was $(260) million, adjusted operating (loss)(1) was $(185) million, and our adjusted operating margin(1) was (2.0)% for 2022. This compares to an adjusted net (loss)(1) of $(800) million, adjusted operating (loss)(1) of $(913) million, and an adjusted operating margin(1) of (15.1)% for 2021. Excluding one-time items, our adjusted (loss) per share(1) was $(0.80) for 2022 compared to $(2.52) for 2021.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2022	2021	$	%
Passenger revenue	$8,586	$5,609	2,977	53.1
Other revenue	572	428	144	33.5
Operating revenues	$9,158	$6,037	3,121	51.7

Average fare	$217.03	$186.39	30.64	16.4
Yield per passenger mile (cents)	16.34	13.63	2.71	19.9
Passenger revenue per ASM (cents)	13.32	10.37	2.95	28.5
Operating revenue per ASM (cents)	14.20	11.16	3.04	27.3
Average stage length (miles)	1,213	1,283	(70)	(5.5)
Revenue passengers (thousands)	39,562	30,094	9,468	31.5
Revenue passenger miles (millions)	52,552	41,152	11,400	27.7
Available seat miles (ASMs) (millions)	64,475	54,113	10,362	19.1
Load factor	81.5%	76.0%		5.5	pts
Passenger revenue accounted for 93.8% of our total operating revenue for the year ended December 31, 2022. In addition to seat revenue, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico, accounted for 34% of our total operating revenues in 2022. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing Passenger revenue by Revenue passenger miles. We attempt to increase Passenger revenue primarily by increasing our yield per flight which produces higher revenue per available seat mile. Our objective is to optimize our fare mix to increase our overall average fare while continuing to provide our customers with competitive fares.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

In 2022, Passenger revenue increased by $2.98 billion, or 53.1% year-over-year. The increase was primarily driven by the demand for travel as we gradually recovered from the COVID-19 pandemic coupled with benefits from revenue initiatives such as enhancements to our Fare Options aimed at providing our customers more choices, more flexibility, and lower fares. We saw a 31.5% increase in Revenue passengers and a 16.4% increase in average fares compared to 2021.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, ground handling fees received from other airlines, and rental income. In 2022, other revenue increased by $144 million, or 33.5%, principally driven by a $106 million increase in marketing revenue associated with our TrueBlue® program due to higher customer spend and acquisitions.
Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		per ASM
	2022	2021	$	%	2022	2021	% Change
Aircraft fuel and related taxes	$3,105	$1,436	1,669	116.3	4.82	2.65	81.5
Salaries, wages and benefits	2,747	2,358	389	16.5	4.26	4.36	(2.3)
Landing fees and other rents	544	628	(84)	(13.3)	0.84	1.16	(27.2)
Depreciation and amortization	585	540	45	8.4	0.91	1.00	(9.0)
Aircraft rent	114	99	15	15.0	0.18	0.18	(3.5)
Sales and marketing	289	183	106	57.7	0.45	0.34	32.3
Maintenance, materials and repairs	591	626	(35)	(5.7)	0.91	1.15	(20.9)
Other operating expenses	1,368	1,080	288	26.7	2.12	2.00	6.3
Special Items	113	(833)	946	NM	0.18	(1.54)	NM
Total operating expenses	$9,456	$6,117	3,339	54.6	14.67	11.30	29.7
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 32.8% of our total operating expenses in 2022 compared to 23.5% in 2021. The average fuel price increased 79.1% in 2022 to $3.69 per gallon. Our fuel consumption increased by 21.0%, or 146 million gallons, due to capacity increases as demand for travel grew. We expect our fuel consumption to be higher in 2023 as we anticipate returning capacity to pre-pandemic levels.
We recognized fuel hedge losses of $7 million in 2022 on our consolidated statement of operations. There were no fuel hedge gains or losses recognized in 2021. These losses were recorded in Aircraft fuel and related taxes.
Salaries, Wages and Benefits
Salaries, wages, and benefits increased $389 million, or 16.5% in 2022, driven primarily by higher total hours worked by our crewmembers as we aligned our workforce with the increase in demand for air travel and the need for premium and incentive pay to support our operation during the first half of the year. Our crewmember headcount also increased year-over-year. During 2022, the average number of full-time equivalent crewmembers increased by 20.3%.
Landing Fees and Other Rents
Landing fees and other rents include landing fees, which are at premium rates in the heavily trafficked northeast corridor of the U.S. through which a large number of our flights operate. Other rents primarily consist of rent for airports in our BlueCities. Landing fees and other rents decreased $84 million, or 13.3%, in 2022. The year-over-year decrease is primarily driven by rate normalization resulting from airport traffic recovery closer to pre-COVID-19 levels. Departures increased by 25.8% compared to 2021. We expect landing fees and other rents to increase in 2023 due to operating and growing in high-cost terminals. We expect full year 2023 capacity to increase between by 5.5% and 8.5% compared to 2022.
Depreciation and Amortization
Depreciation and amortization primarily include depreciation for our owned and finance leased aircraft, engines, and inflight entertainment systems. Depreciation and amortization increased $45 million, or 8.4%, primarily driven by an increase in the average number of aircraft operating in 2022 compared to the same period in 2021. We placed seven new aircraft into service during 2022.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

Aircraft Rent
Aircraft rent increased $15 million, or 15.0%, in 2022. This increase was driven primarily by an increase of 21 leased engines in 2022 which we added to the fleet to support end of life optimization and continuity of the operation due to supply chain constraints.
Sales and Marketing
Sales and marketing increased $106 million, or 57.7%, in 2022 driven by higher credit card fees and computer reservation system charges, which are directly related to demand increases as we recover from the pandemic. Revenue passengers increased by 31.5% in 2022 to 39.6 million compared to 30.1 million in 2021.
Maintenance, Materials and Repairs
Maintenance, materials, and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2022 was 12.4 years. As our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time. We had an average of 11.8 additional total operating aircraft in 2022 compared to 2021.
In 2022, Maintenance, materials and repairs decreased by $35 million, or 5.7% compared to 2021. The decrease was driven by a decrease in the number of heavy engine maintenance events in 2022 as compared to 2021, which was partially offset by an increase in other maintenance activity driven by an increase in flying.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to fueling, ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
In 2022, other operating expenses increased by $288 million, or 26.7%, compared to 2021 due to higher levels of operations in response to the increased demand for air travel. Scheduled departures increased by 25.8% in 2022.
Special Items
In 2022, special items included the following:
•Impairment of $52 million relating to our Embraer E190 fleet transition;
•Expense of $32 million related to the ALPA ratification bonus and associated payroll taxes;
•Expense of $28 million related to our acquisition of Spirit Airlines; and
•Expense of $1 million relating to the implementation of the TWU contract.
Special items in 2021 included the following:
•Contra-expense of $830 million, which represents the amount of federal payroll support grants utilized during the period;
•Contra-expense of $11 million related to the recognition of Employee Retention Credits provided by the CARES Act; and
•One-time costs of $8 million related to the ratification of the collective bargaining agreement with our inflight crewmembers.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

CONSOLIDATED BALANCE SHEET ANALYSIS
Below is a discussion of the significant changes on our consolidated balance sheet between December 31, 2022 and December 31, 2021.

(in millions)
Selected Balance Sheet Data:	December 31, 2022	December 31, 2021	$ Change	% Change
ASSETS
Investment securities	$350	$824	(474)	(57.5)%
Receivables, net of allowance of $4 and $3, at December 31, 2022 and December 31, 2021, respectively.	317	207	110	53.2%
Investment securities (non-current)	172	39	133	341.9%
LIABILITIES
Accounts payable	$532	$499	33	6.5%
Other accrued liabilities	486	359	127	35.8%
Total debt and finance lease obligations	3,647	4,006	(359)	(9.0)%
Other	494	552	(58)	(10.3)%
Investment securities
Short-term investment securities decreased by $474 million, or 57.5%, primarily driven by the maturities of our time deposits that were outstanding at December 31, 2021.
Receivables, net of allowance
Receivables, net of allowance, increased by $110 million, or 53.2%, as a result of improvements in customer demand which led to an increase in receivables from our credit card sales We also saw an increase in receivables from our co-brand and loyalty partnerships.
Investment securities (non-current)
Long-term investment securities increased by $133 million principally driven by the purchases of corporate bonds in 2022.
Accounts payable
Accounts payable increased by $33 million, or 6.5%, primarily due to increases in operating expenses and timing of payments. Customer demand has rebounded in 2022 to pre-pandemic levels. We operated almost 30,000 flights in December 2022 compared to over 26,000 flights in December 2021.
Other accrued liabilities
Other accrued liabilities increased by $127 million, or 35.8%, principally driven by the timing of passenger tax remittances to governmental authorities. Passenger taxes are collected from customers when tickets are sold and remitted to the authorities at a later date. The increase in passenger tax liability correlates to the increase in demand for travel as we recovered from the COVID-19 pandemic. In addition, the initial cash payments received from our new co-branded credit card agreements are deferred and recognized as revenue over the terms of the related contracts. Deferred amounts are classified as other accrued liabilities and other liabilities on our consolidated balance sheet.
Total debt and finance lease obligations
Total debt and finance lease obligations decreased by $359 million, or 9%, due primarily to $369 million of debt repayments made during 2022.
Other liabilities
Other liabilities decreased by $58 million principally due to the initial cash payments received from our new co-branded credit card agreements in 2021. The initial cash payments received from our new co-branded credit card agreements are deferred and recognized as revenue over the terms of the related contracts. Deferred amounts are classified as other accrued liabilities and other liabilities on our consolidated balance sheet.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plans is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents and investment securities on-hand. During 2020, we executed a significant number of financing transactions to ensure that we had adequate levels of liquidity to navigate through the challenges posed by the COVID-19 pandemic. As we recovered in 2021 and 2022, our focus shifted to strengthening our balance sheet, lowering our total cost of debt, and growing our unencumbered asset base. As of December 31, 2022, our unrestricted cash, cash equivalents, and short-term investments totaled $1.4 billion. Our adjusted debt to capitalization ratio(1) at December 31, 2022 was 52%, down from 53% at December 31, 2021.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $1.0 billion as of December 31, 2022. This compares to $2.0 billion and $1.9 billion as of December 31, 2021 and 2020, respectively. We held both short and long-term investments in 2022, 2021, and 2020. Our short-term investments totaled $350 million as of December 31, 2022 compared to $824 million and $1.1 billion as of December 31, 2021 and 2020, respectively.
Operating Activities
Cash provided by operating activities totaled approximately $379 million in 2022. This compares to cash provided by operating activities of $1.6 billion in 2021 and cash used in operating activities of $683 million in 2020. 2021 includes federal grants received under various payroll support programs, and the initial cash receipts associated with our new co-branded credit card agreements, contributing to the $1.3 billion decrease in operating cash flows year-over-year. Cash provided by operating activities increased by $2.3 billion in 2021 compared to 2020 principally driven by the receipt of federal grants in 2021 and the unprecedented decline in demand for air travel caused by the COVID-19 pandemic in 2020.
Investing Activities
Cash used in investing activities totaled approximately $908 million, $704 million, and $1.35 billion in 2022, 2021, and 2020, respectively.
During 2022, capital expenditures related to our purchase of flight equipment included $430 million for the purchase of two new Airbus A321neo aircraft, six Airbus A220 aircraft, and a number of spare engines; $156 million for flight equipment deposits, $141 million for flight equipment work-in-progress; and $64 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $132 million. Investing activities in 2022 also included the net proceeds of $321 million from our investment securities. In 2022, investing activities also included $297 million in payments related to our acquisition of Spirit.
During 2021, capital expenditures related to our purchase of flight equipment included $637 million for the purchase of eight new Airbus A321neo aircraft, seven Airbus A220 aircraft, and a number of spare engines; $88 million for flight equipment deposits; $133 million for flight equipment work-in-progress; and $44 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $93 million. Investing activities in 2021 also included the net proceeds of $296 million from our investment securities.
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
We executed aircraft sale-leaseback transactions totaling $563 million in 2020, which provided an additional source of liquidity during the COVID-19 pandemic. Of these transactions, $209 million qualified as sales for accounting purposes and the related proceeds are classified within investing activities. The remaining $354 million which did not qualify as sales for accounting purposes are treated as cash from financing activities as noted below.
We currently anticipate capital expenditures of approximately $220 million for the first quarter of 2023, and approximately $1.3 billion for the full year 2023.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

Financing Activities
We made progress in strengthening our balance sheet in 2022 by reducing our total debt balance from $4.0 billion at December 31, 2021 to $3.6 billion at December 31, 2022.
Financing activities during the year primarily consisted of debt repayments of $369 million on our outstanding debt and finance lease obligations, which included the following repayments and extinguishments:
•$351 million on our term loan debt;
•$11 million towards early extinguishment of debt;
•$6 million on our sale leaseback obligations; and
•$1 million on our finance lease.
These principal payments were partially offset by:
•$52 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
Also included in financing activities during 2022 were $37 million in financing fees, of which $35 million was related to the $3.5 billion Senior Secured Bridge Facility to support the purchase of Spirit, and $6 million used for the acquisition of treasury stock, which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
We plan to continue to opportunistically pay down those obligations with the highest costs as we continue to manage through the recovery.
Financing activities during 2021 primarily consisted of debt repayments of $1.9 billion on our outstanding debt and finance lease obligations, which included the following repayments:
•$722 million on our term loan facility;
•$550 million on our revolving credit facility; and
•$115 million on our secured loan balance under the CARES Act Loan Program.
These principal payments were partially offset by:
•Net proceeds of $734 million from the issuance of our 0.50% Convertible Senior Notes due 2026;
•Net proceeds of $276 million and $14 million from the issuances of unsecured term loans and warrants, respectively, in connection with Payroll Support Program 2 under the Consolidated Appropriations Act and Payroll Support Program 3 under the American Rescue Plan Act; and
•$46 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
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
Financing activities during 2020 primarily consisted of net proceeds of $2.2 billion from drawdowns of our credit facilities and the execution of a number of financing transactions which included the following:
•$981 million from our 364-day delayed draw term loan facility;
•$717 million from a term loan facility; and
•$550 million from our revolving credit facility.
Also included in financing activities during 2020 were:
•Net proceeds of $913 million from the public placements of equipment notes;
•Net proceeds of $583 million from the offering of 42 million shares of our common stock;
•$354 million of aircraft sale-leaseback transactions which did not qualify as sales for accounting purposes;
•Net proceeds of $259 million and $19 million from the issuance of unsecured term loan and warrants, respectively, in connection with the Payroll Support Program under the CARES Act;
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

•Net proceeds of $105 million and $9 million from the issuance of secured term loan and warrants, respectively, in connection with the CARES Act Loan Program; and
•$35 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
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
In February 2022, we filed an automatic shelf registration statement with the SEC. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depository shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes. The warrants issued by JetBlue to Treasury under the Acts were made, and any issuances of our underlying common stock are expected to be made, in reliance on the exemption from the registration afforded by Section 4(a)(2) of the Securities Act for transactions not involving a public offering.
None of our lenders or lessors are affiliated with us.
Capital Resources
Dependent on market conditions, we anticipate using debt financing for our expected aircraft deliveries in 2023. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs. Although we believe debt and/or lease financing should be available to us if needed, we cannot give assurances we will be able to secure financing on terms attractive to us, if at all.
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate, or LIBOR, plus a margin. We did not borrow under this facility in 2022 or 2021.
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $600 million (the “Revolving Facility”). The term of the Revolving Facility runs through October 2024. Borrowings under the Revolving Facility bear interest at a variable rate equal to SOFR, plus a margin. The Revolving Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Revolving Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the years ended December 31, 2022 and 2021, we did not have a balance outstanding or any borrowings under the Revolving Facility.
Working Capital
We had a working capital deficit of $1.8 billion as of December 31, 2022 compared to a deficit of $172 million as of December 31, 2021. Our working capital decreased by $1.7 billion due to several factors, including a decrease in cash and cash equivalents due to debt repayments on our outstanding debt and finance lease obligations and an increase in current maturities of long term debt related to sale leaseback transactions.
Working capital deficits can be customary in the airline industry since a large portion of air traffic liability is classified within current liability.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities and federal government assistance programs, which may be available to us. We expect to generate positive operating cash flow. However, we cannot predict what the effect on our business might be from the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. military actions, or acts of terrorism. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

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

CONTRACTUAL OBLIGATIONS
Our contractual obligations at December 31, 2022 include the following (in billions):

	Payments due in
	Total	2023	2024	2025	2026	2027	Thereafter
Debt and finance lease obligations(1)	$4.2	$0.7	$0.4	$0.3	$1.0	$0.2	$1.6
Operating lease obligations	1.0	0.1	0.1	0.1	0.1	0.1	0.5
Flight equipment purchase obligations	7.9	1.6	2.1	1.8	1.4	1.0	—
Other obligations(2)	2.4	0.4	0.4	0.4	0.4	0.5	0.3
Total	$15.5	$2.8	$3.0	$2.6	$2.9	$1.8	$2.4
(1)Includes actual interest and estimated interest for floating-rate debt based on December 31, 2022 rates.
(2)Amounts include non-cancelable commitments for the purchase of goods and services.
The interest rates are fixed for $3.6 billion of our debt and finance lease obligations, with the remaining $0.1 billion having floating interest rates. The floating interest rates adjust either quarterly or semi-annually based on LIBOR. The weighted average maturity of all of our debt was six years as of December 31, 2022.
As of December 31, 2022, we believe we were in compliance with the covenants of our debt and lease agreements and approximately 65% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.
As of December 31, 2022, we had operating lease obligations for 62 aircraft with lease terms that expire between 2023 and 2032. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. We have approximately $105 million of restricted assets pledged under standby letters of credit related to certain of our leases which will expire at the end of the related leases. In November 2022, we partnered with JMP to finance, develop and operate JFK's Terminal 6 through a $65 million letter of credit in exchange for 5% ownership. This amount is included in restricted cash on the consolidated balance sheet as of December 31, 2022. As of December 31, 2022, the average age of our operating fleet was 12.4 years.
Our firm aircraft order book as of December 31, 2022 was as follows1:

Year	Airbus A321neo	Airbus A220	Total
2023	12	18	30
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total	62	86	148
(1) Our aircraft order book is subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
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
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents commenced in October 2008 upon our occupancy of T5. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2012, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014. Minimum ground and facility rents at JFK totaling $496 million are included in the commitments table above as operating lease obligations. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partners JMP.
Reaffirming our commitment to New York, in February 2022, we executed a new lease for our primarily corporate offices that will extend our stay in the present Long Island City location until 2039. The term of this lease will begin in 2023. The new lease increased our lease commitments by approximately $3 million in 2024, $6 million in 2025, $8 million in 2026, and an anticipated lease expenditure of $100 million thereafter. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each.
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
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 3, 4, and 11 to our consolidated financial statements included in Item 8, for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

CLIMATE CHANGE
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas emissions, including our aircraft and ground operations emissions. Below is a discussion of the regulations that are relevant to JetBlue and the efforts we have taken to address climate change.
Legislation, Regulation, and Accords on Climate Change
Carbon Offsetting and Reduction Scheme for International Aviation
In October 2016, ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is scheduled to be implemented through multiple phases beginning in 2021. In 2020, given the impact of COVID-19 which dramatically reduced 2020 emissions, ICAO agreed that the baseline from which the industry achieves carbon neutral growth would be from 2019 only, rather than an average of 2019 and 2020 as originally intended. ICAO continues to develop details regarding implementation, but we expect compliance with CORSIA will increase our operating costs.
Sustainable Skies Act
In May 2021, the Sustainable Skies Act was introduced in the United States Congress to amend the Internal Revenue Code of 1986 to provide a tax credit for sustainable aviation fuel (“SAF”). Under this proposal, SAF that achieve 50% or greater reduction in lifecycle GHG emissions would be eligible to receive a tax credit ranging from $1.50 per gallon to $2.00 per gallon.
We are supportive of this proposed legislation and consider this to be a meaningful development to stimulate the production of SAF, making it more affordable and widely available. We believe this to be an important step in helping the U.S. airline industry reach its goal of achieving net-zero carbon emissions by 2050.
Actions Taken to Address Climate Change
JetBlue is committed to proactively responding to climate change by taking meaningful steps to decarbonize our business and mitigating climate risks that may materially impact the business. As one of our key company-wide strategic priorities, we are pursuing six key levers to decarbonize our business. We discuss these levers and other sustainability initiatives in “Item 1. Business – Environmental, Social Governance – Environmental” above.
Other Impacts of Climate Change
The number of extreme weather events, such as hurricanes, typhoons, wildfires, and rainstorms, associated with climate change is expected to increase. Occurrences of these extreme weather events may result inflight cancellations, delays, and diversions, severely impacting our operations and thus adversely affecting our financial results and conditions.

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
Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. The policies and estimates discussed below have been reviewed with our independent registered public accounting firm and with the Audit Committee of our Board of Directors. For a discussion of these and other significant accounting policies, see Note 1 to our consolidated financial statements included in Item 8.
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
The majority of the tickets we sell are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can generally be used for future travel up to a year from the date of issuance. In response to the impact of COVID-19 on air travel, we extended the expiration dates for travel credits issued from February 27, 2020 through June 30, 2020 to a 24-month period. In January 2022, in response to the surge in COVID-19 cases and flight cancellations in late 2021, we further extended the expiration dates for travel credits with an original expiration date between February 1, 2020 through September 29, 2022 to September 30, 2022. All credits extended due to COVID-19 have expired as of December 31, 2022.
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
57

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
To determine if impairment exists for our aircraft used in operations, we group our aircraft by fleet-type (the lowest level for which there are identifiable cash flows) and then estimate their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. An impairment occurs when the sum of the estimated undiscounted future cash flows are less than the aggregate carrying value of the fleet. The impairment loss recognized is the amount by which the fleet's carrying value exceeds its estimated fair value. We estimate aircraft fair value using third party valuations which consider the effects of the current market environment, age of the assets, maintenance condition of the airframe and engines and marketability. We recorded $52 million of impairment related to our Embraer E190 fleet transition for the year ended December 31, 2022.
Refer to Note 16 to our consolidated financial statements included in Item 8 for further details of our impairment charges.
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
58

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
59

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
Operating Expense per Available Seat Mile, excluding fuel and related taxes, other non-airline operating expenses, and special items (“CASM Ex-Fuel”)
Operating expenses per available seat mile, or CASM, is a common metric used in the airline industry. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as our subsidiaries, JetBlue Technology Ventures and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure.
Special items for 2022 include impairment related to our Embraer E190 fleet transition, expenses related to the ALPA contract ratification bonus, expenses related to our acquisition of Spirit, and expenses related to the implementation of the TWU contract.
Special items for 2021 include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act, and one-time costs related to the ratification of the collective bargaining agreement with our inflight crewmembers.
Special items for 2020 include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act, impairment related to our Embraer E190 fleet transition, losses generated from certain aircraft sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs.
Special items for 2019 include impairment related to our Embraer E190 fleet transition as well as one-time costs related to the ratification and implementation of our pilots' collective bargaining agreement.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
(in millions; per ASM data in cents)	2022		2021		2020		2019
	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$9,456	14.67	$6,117	11.30	$4,671	14.29	$7,294	11.43
Less:
Aircraft fuel and related taxes	3,105	4.82	1,436	2.65	631	1.93	1,847	2.89
Other non-airline expenses	55	0.08	43	0.08	35	0.10	46	0.08
Special items	113	0.18	(833)	(1.54)	(283)	(0.86)	14	0.02
Operating expenses, excluding fuel	$6,183	9.59	$5,471	10.11	$4,288	13.12	$5,387	8.44

Reconciliation of Operating Expense, Income (Loss) before Taxes, Net Income (Loss) and Earnings (Loss) per Share, excluding special items and gain on equity investments
Our GAAP results in the applicable periods were impacted by credits and charges that are deemed special items.

Special items for 2022 include impairment related to our Embraer E190 fleet transition, expenses related to the ALPA contract ratification bonus, expenses related to our acquisition of Spirit, and expenses related to the implementation of the TWU contract.
In 2021, special items include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits (ERCs) provided by the CARES Act, and one-time costs related to the ratification of the collective bargaining agreement with our inflight crewmembers.
Special items in 2020 include contra-expenses recognized on the utilization of payroll support grants received under the CARES Act, contra-expenses recognized on ERCs, impairment related to our Embraer E190 fleet transition, losses generated from certain aircraft sale-leaseback transactions, and one-time costs associated with our voluntary crewmember separation programs.
Certain gains and losses on our equity investments were also excluded from our 2022 and 2021 non-GAAP results.
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
	Year Ended December 31,
(in millions except per share amounts)	2022	2021	2020
Total operating revenues	$9,158	$6,037	$2,957

Total operating expenses	$9,456	$6,117	$4,671
Less: Special items	113	(833)	(283)
Total operating expenses excluding special items	$9,343	$6,950	$4,954

Operating loss	$(298)	$(80)	$(1,714)
Add back: Special items	113	(833)	(283)
Operating loss excluding special items	$(185)	$(913)	$(1,997)

Operating margin excluding special items	(2.0)%	(15.1)%	(67.5)%

Loss before income taxes	$(437)	$(263)	$(1,893)
Add back: Special items	113	(833)	(283)
Less: (Loss) gain on equity investments	(9)	47	—
Loss before income taxes excluding special items and (loss) gain on equity investments	$(315)	$(1,143)	$(2,176)

Pre-tax margin excluding special items and (loss) gain on equity investments	(3.4)%	(18.9)%	(73.6)%

Net loss	$(362)	$(182)	$(1,354)
Add back: Special items	113	(833)	(283)
Less: Income tax benefit (expense) related to special items	19	(249)	(69)
Less: (Loss) gain on equity investments	(9)	47	—
Less: Income tax benefit (expense) related to (loss) gain on equity investments	1	(13)	—
Net loss excluding special items and (loss) gain on equity investments	$(260)	$(800)	$(1,568)

Earnings loss per common share:
Basic	$(1.12)	$(0.57)	$(4.88)
Add back: Special items, net of tax	0.29	(1.84)	(0.77)
Less: (Loss) gain on equity investments, net of tax	(0.03)	0.10	—
Basic excluding special items and (loss) gain on equity investments	$(0.80)	$(2.51)	$(5.65)

Diluted	$(1.12)	$(0.57)	$(4.88)
Add back: Special items, net of tax	0.29	(1.84)	(0.77)
Less: (Loss) gain on equity investments, net of tax	(0.03)	0.1	—
Diluted excluding special items and (loss) gain on equity investments	$(0.80)	$(2.51)	$(5.65)

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

NON-GAAP FINANCIAL MEASURE ADJUSTED DEBT TO CAPITALIZATION RATIO
(in millions)	December 31,
	2022	2021
Long-term debt and finance lease obligations	$3,093	$3,651
Current maturities of long-term debt and finance lease obligations	554	355
Operating lease liabilities — aircraft	206	256
Adjusted debt	$3,853	$4,262

Long-term debt and finance lease obligations	$3,093	$3,651
Current maturities of long-term debt and finance lease obligations	554	355
Operating lease liabilities — aircraft	206	256
Stockholders' equity	3,563	3,849
Adjusted capitalization	$7,416	$8,111

Adjusted debt to capitalization ratio	52%	53%

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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF FREE CASH FLOW
(in millions)	Year Ended December 31,
	2022	2021	2020	2019
Net cash provided by (used in) operating activities	$379	$1,642	$(683)	$1,449
Less: Capital expenditures	(767)	(907)	(715)	(932)
Less: Pre-delivery deposits for flight equipment	(156)	(88)	(76)	(224)
Free Cash Flow	$(544)	$647	$(1,474)	$293

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ from the sensitivity analyses. See Notes 1, 4 and 13 to our consolidated financial statements included in Item 8 for accounting policies and additional information.
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2022 cost per gallon of fuel. Based on projected 2023 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $304 million in 2023. As of December 31, 2022, we have hedged 8.8% of our projected fuel requirement for the first quarter of 2023. In February 2023, we hedged 19.3% of our projected fuel requirement for the second quarter of 2023 and 5.5% for the third quarter of 2023.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.6 billion of our debt and finance lease obligations, with the remaining $0.1 billion having floating interest rates. If interest rates were on average 100 basis points higher in 2023 than they were during 2022, our interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were an average 100 basis points lower in 2023 than they were during 2022, our interest income from cash and investment balances would decrease by approximately $1 million. This amount is determined by considering the impact of the hypothetical interest rates on the balances of our money market funds and short-term, interest-bearing investments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loyalty Program - Breakage

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, under the customer loyalty program, the Company issues points to customers based upon the fare paid for a ticket purchase or through sales to business partners, including JetBlue’s co-branded credit card partners. The Company defers a portion of the transaction price allocable to points issued and recognizes revenue when the points are redeemed for travel. The Company estimates breakage for issued points using historical redemption patterns and records revenue for points that are not expected to be redeemed. Estimates of breakage are evaluated annually, and changes to breakage estimates prospectively impact Passenger revenue and Air traffic liability. The balance of the Company’s Air traffic liability associated with the loyalty program was $1 billion at December 31, 2022.

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
February 27, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in Item 15(2) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 27, 2023

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,042	$2,018
Investment securities	350	824
Receivables, less allowance (2022 - $4; 2021 - $3)	317	207
Inventories, less allowance (2022 - $29; 2021 - $24)	87	74
Prepaid expenses and other	120	122
Total current assets	1,916	3,245
PROPERTY AND EQUIPMENT
Flight equipment	11,727	11,161
Pre-delivery deposits for flight equipment	415	337
Total flight equipment and pre-delivery deposits, gross	12,142	11,498
Less accumulated depreciation	3,578	3,227
Total flight equipment and pre-delivery deposits, net	8,564	8,271
Other property and equipment, gross	1,314	1,205
Less accumulated depreciation	731	662
Total other property and equipment, net	583	543
Total property and equipment, net	9,147	8,814
OPERATING LEASE ASSETS	660	729
OTHER ASSETS
Investment securities	172	39
Restricted cash	146	59
Intangible assets, net of accumulated amortization of $455 and $405, at 2022 and 2021, respectively.	298	299
Other	706	457
Total other assets	1,322	854
TOTAL ASSETS	$13,045	$13,642
See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$532	$499
Air traffic liability	1,581	1,618
Accrued salaries, wages and benefits	498	480
Other accrued liabilities	486	359
Current operating lease liabilities	97	106
Current maturities of long-term debt and finance lease obligations	554	355
Total current liabilities	3,748	3,417
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,093	3,651
LONG-TERM OPERATING LEASE LIABILITIES	639	690
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	770	843
Air traffic liability - non-current	738	640
Other	494	552
Total deferred taxes and other liabilities	2,002	2,035
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 486 and 478 shares issued and 327 and 320 shares outstanding at 2022 and 2021, respectively	5	5
Treasury stock, at cost; 159 and 158 shares at 2022 and 2021, respectively	(1,995)	(1,989)
Additional paid-in capital	3,129	3,047
Retained earnings	2,424	2,786
Accumulated other comprehensive income	—	—
Total stockholders’ equity	3,563	3,849
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,045	$13,642

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2022	2021	2020
OPERATING REVENUES
Passenger	$8,586	$5,609	$2,733
Other	572	428	224
Total operating revenues	9,158	6,037	2,957
OPERATING EXPENSES
Aircraft fuel and related taxes	3,105	1,436	631
Salaries, wages and benefits	2,747	2,358	2,032
Landing fees and other rents	544	628	358
Depreciation and amortization	585	540	535
Aircraft rent	114	99	85
Sales and marketing	289	183	110
Maintenance, materials and repairs	591	626	441
Special Items	113	(833)	(283)
Other operating expenses	1,368	1,080	762
Total operating expenses	9,456	6,117	4,671
OPERATING LOSS	(298)	(80)	(1,714)
OTHER (EXPENSE) INCOME
Interest expense	(166)	(192)	(179)
Interest income	39	17	23
(Loss) gain on equity investments, net	(9)	47	—
Other	(3)	(55)	(23)
Total other expense	(139)	(183)	(179)
LOSS BEFORE INCOME TAXES	(437)	(263)	(1,893)
Income tax benefit	(75)	(81)	(539)
NET LOSS	$(362)	$(182)	$(1,354)

LOSS PER COMMON SHARE
Basic	$(1.12)	$(0.57)	$(4.88)
Diluted	$(1.12)	$(0.57)	$(4.88)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2022	2021	2020
NET LOSS	$(362)	$(182)	$(1,354)
Changes in fair value of available-for-sale investment securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0, $0, and $0 in 2022, 2021, and 2020, respectively	—	—	(2)
Total other comprehensive loss	—	—	(2)
COMPREHENSIVE LOSS	$(362)	$(182)	$(1,356)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(362)	$(182)	$(1,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(73)	(88)	(329)
Special items - fleet transition	52	—	273
Depreciation and amortization	585	540	535
Stock-based compensation	30	28	28
Losses on sale-leaseback transactions	—	—	106
Losses on debt extinguishments	—	50	9
Unrealized (gains) losses on investments	12	(49)	2
Changes in certain operating assets and liabilities:
(Increase) decrease in receivables	(111)	(46)	144
Decrease in inventories, prepaid and other	201	138	52
Increase in air traffic liability	30	447	66
Increase (decrease) in accounts payable and other accrued liabilities	26	806	(255)
Other, net	(11)	(2)	40
Net cash provided by (used in) operating activities	379	1,642	(683)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(767)	(907)	(715)
Pre-delivery deposits for flight equipment	(156)	(88)	(76)
Purchase of held-to-maturity investments	(142)	(37)	—
Proceeds from the maturities of held-to-maturity investments	2	—	21
Purchase of available-for-sale securities	(473)	(1,577)	(1,962)
Proceeds from the sale of available-for-sale securities	934	1,910	1,174
Proceeds from sale-leaseback transactions	—	—	209
Payment for Spirit Airlines Acquisition	(297)	—	—
Other, net	(9)	(5)	—
Net cash used in investing activities	(908)	(704)	(1,349)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	—	1,010	2,541
Proceeds from short-term borrowings	—	—	981
Proceeds from sale-leaseback transactions	—	—	354
Proceeds from issuance of common stock	52	46	619
Proceeds from issuance of stock warrants	—	14	28
Repayment of long-term debt and finance lease obligations	(369)	(1,892)	(372)
Repayment of short-term borrowings	—	—	(1,000)
Acquisition of treasury stock	(6)	(8)	(167)
Other, net	(37)	—	(1)
Net cash (used in) provided by financing activities	(360)	(830)	2,983
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(889)	108	951
Cash, cash equivalents and restricted cash at beginning of period	2,077	1,969	1,018
Cash, cash equivalents and restricted cash at end of period (1)	$1,188	$2,077	$1,969
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$124	$180	$139
Cash payments (refunds) for income taxes, net	(45)	3	5
NON-CASH TRANSACTIONS
Operating lease assets obtained in exchange for operating lease liabilities	$31	$46	$144
See accompanying notes to consolidated financial statements.

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
	December 31,
	2022	2021	2020
Cash and cash equivalents	$1,042	$2,018	$1,918
Restricted cash	146	59	51
Total cash, cash equivalents and restricted cash	$1,188	$2,077	$1,969

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	427	$4	145	$(1,782)	$2,253	$4,322	$2	$4,799
Net loss	—	—	—	—	—	(1,354)	—	(1,354)
Other comprehensive (loss)	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	1	—	—	(7)	—	—	—	(7)
Stock compensation expense	—	—	—	—	28	—	—	28
Shares issued under Crewmember Stock Purchase Plan	4	—	—	—	35	—	—	35
Shares repurchased	—	—	13	(192)	32	—	—	(160)
CARES Act warrant issuance	—	—	—	—	28	—	—	28
Shares issued under common stock offering	42	1	—	—	583	—	—	584
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net loss	—	—	—	—	—	(182)	—	(182)
Vesting of restricted stock units	1	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	28	—	—	28
Shares issued under Crewmember Stock Purchase Plan	3	—	—	—	46	—	—	46
Warrants issued under federal support programs	—	—	—	—	14	—	—	14
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(362)	—	(362)
Vesting of restricted stock units	1	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	30	—	—	30
Shares issued under Crewmember Stock Purchase Plan	7	—	—	—	52	—	—	52
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation, or JetBlue, is New York's Hometown Airline®. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2022, we served 108 destinations in 32 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, 24 countries in the Caribbean and Latin America, Canada, and England.

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean, Latin America, Canada, and England. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated.
We have reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.
Use of Estimates
The preparation of our consolidated financial statements and accompanying notes in conformity with GAAP requires us to make certain estimates and assumptions. Actual results could differ from those estimates.
Fair Value
The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification® (“ASC” or the “Codification”) establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. This topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The topic also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs. Refer to Note 13 to our consolidated financial statements for more information.
Cash and Cash Equivalents
Our cash and cash equivalents include short-term, highly liquid investments which are readily convertible into cash. These investments include money market securities, commercial paper, and time deposits with maturities of three months or less when purchased.
Restricted Cash
Restricted cash primarily consists of funds held in escrow for estimated workers’ compensation obligations and other letters of credit.
In November 2022, we partnered with JFK Millennium Partner LLC (“JMP”) to finance, develop, and operate New York-John F Kennedy ("JFK") Terminal 6 to facilitate convenient access and optimize traffic flow for our passengers. In exchange of this partnership, we committed a letter of credit of $65 million for 5% ownership in JMP Holdings, LLC. This amount is included in restricted cash on our consolidated balance sheet.
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
Investment in Debt Securities
Investment in debt securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investment securities
Our available-for-sale investment securities include highly liquid investments such as time deposits, commercial paper, and convertible debt securities which are stated at fair value and included in investments securities on the consolidated balance sheet. We recognized a net unrealized loss of $1 million in accumulated other comprehensive income (loss) on the consolidated balance sheet as of December 31, 2022. We recognized an immaterial net unrealized loss for the same period ended December 31, 2021.
Held-to-maturity investment securities
Our held-to-maturity investments consist of investment-grade interest bearing instruments, such as corporate bonds and U.S. Treasury notes, which are stated at amortized cost. We do not intend to sell these investment securities. Those with maturities less than twelve months are included in investment securities in the current assets section of our consolidated balance sheets. Those with remaining maturities in excess of twelve months are included in investment securities in the other assets section of our consolidated balance sheets. We did not record any material gains or losses on these securities during the years ended December 31, 2022, 2021, or 2020. The estimated fair value of these investments approximated their carrying value as of December 31, 2022 and 2021.
The carrying values of investments in debt securities consisted of the following at December 31, 2022 and 2021 (in millions):

	December 31, 2022	December 31, 2021
Available-for-sale securities
Time deposits	$285	$790
Commercial paper	39	2
Debt securities	13	8
Total available-for-sale securities	337	800
Held-to-maturity securities
Corporate bonds	177	37
Total held-to-maturity securities	177	37
Total investment in debt securities	$514	$837
Investment in Equity Securities
Equity method investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Codification. The carrying amount of our equity method investments, which is recorded within other assets on our consolidated balance sheets, was $38 million and $32 million as of December 31, 2022 and 2021, respectively. We recognized a net unrealized loss of $2 million, $2 million, and $4 million for the years ending December 31, 2022, 2021, and 2020 in other income on our consolidated statement of operations.
Other Investments
Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. The carrying amount of our equity investment securities, which are recorded within investment securities in the Current Assets section of our consolidated balance sheet, was $8 million and $26 million as of December 31, 2022 and 2021, respectively. We recognized a net unrealized loss of $12 million and $10 million in other income on our consolidated statement of operations for the year ending December 31, 2022 and 2021 respectively. We also recognized a net realized gain of $1 million on in other income on our consolidated statement of operations for the year ending December 31, 2022. We did not recognize any realized gains or losses during the same period ending December 31, 2021 or 2020.
Our wholly-owned subsidiary, JBV, has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments, which is included within other assets on our consolidated balance sheet, was $83 million and $72 million as of December 31, 2022 and 2021 respectively. We recognized an impairment loss of $2 million in (Loss) gain on equity investments, net on the consolidated statement of operations for the year ended December

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2022, a gain of $37 million during the same period ending December 31, 2021, and an impairment loss of $2 million during the same period ending December 31, 2020.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport, and it is also accounted for under the measurement alternative in other assets section of the consolidated balance sheet. The carrying amount of this investment was $14 million as of December 31, 2022 and 2021.
Derivative Instruments
Our derivative instruments include fuel hedge contracts, such as jet fuel call options and call option spreads, which are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets on our consolidated balance sheets. Refer to Note 12 to our consolidated financial statements for more information.
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
Estimated useful lives and residual values for our property and equipment are as follows:

Property and Equipment Type	Estimated Useful Life	Residual Value
Aircraft[1]	25 years	20%
Inflight entertainment systems	5-10 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	2-10 years	0%
Leasehold improvements—other	Lower of lease term or economic life	0%
Buildings on leased land	Lease term	0%
(1) The estimated remaining useful life of our Embraer E190 fleet ranges from 0-2 years with an average residual value of 12%.
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
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally five years. The net book value of computer software, which is included in intangible assets on our consolidated balance sheets, was $123 million and $144 million as of December 31, 2022 and 2021, respectively. Amortization expense related to computer software was $51 million, $45 million, and $44 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, amortization expense related to computer software is expected to be approximately $48 million in 2023, $37 million in 2024, $23 million in 2025, $12 million in 2026, and $3 million in 2027.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist primarily of acquired Slots at certain High Density Airports which result in no amortization expense. Slots are the rights to take-off or land at a specific airport during a specific time period of the day and are a means by which airport capacity and congestion can be managed. We evaluate our indefinite-lived intangible assets for impairment at least annually or when events and circumstances indicate they may be impaired. Indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. As of December 31, 2022 and 2021, our indefinite-lived intangible assets, which are included in intangible assets on our consolidated balance sheets, were $139 million. We performed an impairment assessment as of December 31, 2022 and determined our indefinite-lived intangible assets were not impaired.
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
The majority of the tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to a year from the date of issuance. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote. Breakage revenue consists of tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
Passenger ticket costs primarily include credit card fees, commissions paid, and global distribution systems booking fees. Costs are allocated entirely to the purchased travel services and are capitalized until recognized when travel services are provided to the customer.
In response to the impact of COVID-19 on air travel, in 2020, we extended the expiration dates for travel credits issued from February 27, 2020 through June 30, 2020 to a 24-month period. In January 2022, in response to the surge in COVID-19 cases and flight cancellations in late 2021, we further extended the expiration dates for travel credits with an original expiration date between February 1, 2020 through September 29, 2022 to September 30, 2022. All credits extended due to COVID-19 have expired as of December 31, 2022.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $59 million in 2022, $45 million in 2021, and $45 million in 2020.
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
Recently Adopted Accounting Standards
In August 2020, the FASB issued ASU 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). This update simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, this update amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the requirements of ASU 2020-06 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. We early adopted the requirements of ASU 2020-06 as of January 1, 2021. The adoption did not have an impact on our consolidated financial statements as we did not have any convertible instruments outstanding as of December 31, 2020. As discussed in Note 3 to our

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated financial statements, in March 2021, we completed a private offering for $750 million of 0.50% convertible notes due 2026. The carrying value of this convertible note was included within long-term debt and finance lease obligations on our consolidated balance sheet as of December 31, 2022 and 2021.
In February 2021, a Securities and Exchange Commission (“SEC”) rule intended to modernize, simplify, and enhance certain financial disclosure requirements became effective. The impact of this rule on our financial statements was not material, although several disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations were updated. The primary disclosure changes were to remove: 1) selected financial data for the preceding five years and 2) discussions comparing 2021 and 2020 results, and direct readers of our Form 10-K to these disclosures included in our prior SEC filings.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This guidance requires business entities to make annual disclosures about transactions with a government (including government assistance) they account for by analogizing to a grant or contribution model. The required disclosure include the nature of the transaction, the entity's related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. This guidance was effective for financial statements issued for annual periods beginning after December 15, 2021, and early adoption is permitted. We early adopted the requirements of ASU 2021-10 on our consolidated financial statements as of and for the year ended December 31, 2021. Refer to Notes 3 and 17 to our consolidated financial statements for disclosures on the various assistance received from the federal government in response to the COVID-19 pandemic.

Note 2— Revenue Recognition
The Company categorizes the revenue received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenue recognized by revenue source for the years ended December 31, 2022, 2021, and 2020 (in millions):

	Twelve Months Ended December 31,
	2022	2021	2020
Passenger revenue
Passenger travel	$8,078	$5,304	$2,551
Loyalty revenue - air transportation	508	305	182
Other revenue
Loyalty revenue	391	306	168
Other revenue	181	122	56
Total revenue	$9,158	$6,037	$2,957
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	December 31, 2022	December 31, 2021
Air traffic liability - passenger travel	$1,291	$1,323
Air traffic liability - loyalty program (air transportation)	1,000	891
Deferred revenue(1)	530	613
Total	$2,821	$2,827
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the years ended December 31, 2022 and 2021, we recognized passenger revenue of $1.2 billion and $589 million respectively, that was included in passenger travel liability at the beginning of the respective periods.
The Company elected the practical expedient that allows entities to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets if the contract has an original expected duration of one year or less or if certain other conditions are met. We elected to apply this practical expedient to our contract liabilities relating to passenger travel and ancillary services as our tickets or any related passenger credits expire generally one year from the date of issuance.
TrueBlue® points are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of the points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
The table below presents the activities of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the years ended December 31, 2022 and 2021 (in millions):

Balance at December 31, 2020	$733
TrueBlue® points redeemed	(305)
TrueBlue® points earned and sold	463
Balance at December 31, 2021	891
TrueBlue® points redeemed	(508)
TrueBlue® points earned and sold	617
Balance at December 31, 2022	$1,000
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
Long-term debt and finance lease obligations and the related weighted average contractual interest rate at December 31, 2022 and 2021 consisted of the following (in millions):

	December 31, 2022		December 31, 2021
Secured Debt
Fixed rate specialty bonds, due through 2036	$43	4.9%	$43	4.9%
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	510	2.8%	538	2.8%
2019-1 Series A, due through 2028	159	3.0%	168	3.0%
2019-1 Series B, due through 2027	83	8.1%	96	8.2%
2020-1 Series A, due through 2032	552	4.1%	594	4.1%
2020-1 Series B, due through 2028	136	7.8%	155	7.8%
Fixed rate enhanced equipment notes, due through 2023	61	4.4%	88	4.5%
Fixed rate equipment notes, due through 2028	448	4.2%	622	4.2%
Floating rate equipment notes, due through 2028	56	6.9%	103	2.7%
2020 aircraft sale-leaseback transactions, due through 2024	341	7.3%	347	7.4%
Finance Leases	2	6.1%	3	6.1%
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	2.0%	259	2.0%
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	2.0%	144	2.0%
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	2.0%	132	2.0%
0.50% convertible senior notes, due through 2026	750	0.5%	750	0.5%
Total debt and finance lease obligations	$3,676		$4,042
Less: Debt acquisition cost	(29)		(36)
Less: Current maturities	(554)		(355)
Long-term debt and finance lease obligations	$3,093		$3,651
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
Fixed Rate Equipment Notes, Due Through 2028
In 2019, we issued $219 million in fixed rate equipment notes due through 2027, which are secured by 10 Airbus A320 aircraft and two Airbus A321 aircraft. In 2018, we issued $567 million in fixed rate equipment notes due through 2028, which are secured by 14 Airbus A320 aircraft and 10 Airbus A321 aircraft. During the fourth quarter of 2022, we prepaid approximately $11 million of debt on fixed rate equipment notes, thus five E190 aircraft became unencumbered.
Floating Rate Equipment Notes, Due Through 2028
In 2018, we issued $120 million in floating rate equipment notes due through 2028, which are secured by six Airbus A320 aircraft and one Airbus A321 aircraft.
Interest rates adjust quarterly or semi-annually based on LIBOR, plus a margin. By the end of June 2023, all floating rate notes that are affected by LIBOR will have to transition to a LIBOR alternative.
Federal Payroll Support Programs
As a result of the adverse economic impact of COVID-19, in 2020 and 2021 we received assistance under various payroll support programs provided by the federal government.
CARES Act – Payroll Support Program
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the “Payroll Support Program”) and secured loans (the “Loan Program”).
On April 23, 2020, we entered into a Payroll Support Program Agreement (the “PSP Agreement”) under the CARES Act with the United States Department of the Treasury (“Treasury”) governing our participation in the Payroll Support Program. Under the Payroll Support Program, Treasury provided us with a total of approximately $963 million (the “Payroll Support Payments”) consisting of $704 million in grants and $259 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until April 23, 2025, and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% thereafter until April 23, 2030. The principal amount may be repaid at any time prior to maturity at par. As part of the agreement, JetBlue issued to Treasury warrants to acquire more than 2.7 million shares of our common stock under the program at an exercise price of $9.50 per share.
Consolidated Appropriations Act – Payroll Support Program 2
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the “Payroll Support Program 2”). Treasury provided us with a total of approximately $580 million (the “Payroll Support 2 Payments”) under the program, consisting of $436 million in grants and $144 million in unsecured term loans, with funding received on January 15, 2021, March 5, 2021 and April 29, 2021. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable SOFR plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to Treasury at an exercise price of $14.43 per share.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

American Rescue Plan Act – Payroll Support Program 3
On May 6, 2021, we entered into a Payroll Support 3 Agreement (the “PSP3 Agreement”) with Treasury governing our participation in the federal payroll support program for passenger air carriers under Section 7301 of the American Rescue Plan Act of 2021 (the “Payroll Support Program 3”). Treasury provided us with a total of approximately $541 million (the “Payroll Support 3 Payments”) under the program, consisting of $409 million in grants and $132 million in unsecured term loans. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until May 6, 2026, and the applicable SOFR plus 2.00% thereafter until May 6, 2031. In consideration for the Payroll Support 3 Payments, we issued warrants to purchase approximately 0.7 million shares of our common stock to Treasury at an exercise price of $19.90 per share.
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
The carrying values relating to the unsecured payroll support loans were recorded within long-term debt and finance lease obligations on our consolidated balance sheets. The proceeds from the loans were classified as financing activities on our consolidated statement of cash flows.
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
We did not execute any aircraft sale-leaseback transactions in 2021 or 2022.
Finance Leases
As of December 31, 2022, various computer equipment under finance leases were included in property and equipment at a cost of $3 million with accumulated amortization of $1 million. The future minimum lease payments under these non-cancelable leases are $2 million in 2023, and no payments in the years thereafter.
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
Holders of the notes may convert them into shares of our common stock prior to January 1, 2026 only under certain circumstances (such as upon the satisfaction of the sale price condition, the satisfaction of the trading price condition, notice of redemption, or specified corporate events) and thereafter at any time at a rate of 38.5802 shares of common stock per $1,000 principal amount of notes, which corresponds to an initial conversion price of approximately $25.92 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events, including, but not limited to, the issuance of certain

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends, and certain issuer tender or exchange offers.
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
Interest expense recognized in 2022 was $7 million, of which, $3 million was related to the amortization of debt acquisition costs. Interest expense recognized in 2021 was $6 million, of which, $3 million was related to the amortization of debt issuance costs.
General Debt Matters
We recognized an immaterial expense resulting from debt payoffs in 2022 and a $50 million debt extinguishment expense in 2021. These expenses were included within other expense on our consolidated statements of operations.
As of December 31, 2022, we believe we were in compliance with all of our covenants in relation to our debt and lease agreements.
Maturities of our debt and finance leases, net of debt acquisition costs, for the next five years are as follows (in millions):

Maturities
2023	$547
2024	330
2025	192
2026	929
2027	174
Thereafter	1,475
Aircraft, engines, intangible assets and other equipment and facilities having a net book value of $6.2 billion at December 31, 2022 were pledged or committed to be pledged as security under various financing arrangements. Cash payments for interest related to debt and finance lease obligations aggregated to $124 million, $180 million, and $139 million in 2022, 2021, and 2020, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at December 31, 2022 and 2021 were as follows (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$45
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	504	345	532	442
2019-1 Series A, due through 2028	157	124	166	150
2019-1 Series B, due through 2027	82	87	94	121
2020-1 Series A, due through 2032	546	457	587	634
2020-1 Series B, due through 2028	135	142	153	199
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	61	60	88	88
Fixed rate equipment notes, due through 2028	447	422	620	706
Floating rate equipment notes, due through 2028	56	49	103	99
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	126	259	219
2020 sale-leaseback transactions, due through 2024	341	329	347	374
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	68	144	121
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	62	132	111
0.50% convertible senior notes, due through 2026	739	534	736	673
Total(1)	$3,645	$2,848	$4,003	$3,982
(1) Total excludes finance lease obligations of $2 million and $3 million at December 31, 2022 and 2021, respectively.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Borrowings
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR, plus a margin. As of and for the years ended December 31, 2022 and 2021, we did not have a balance outstanding or borrowings under this line of credit.
Citibank Line of Credit
On October 21, 2022, JetBlue entered into the Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated Facility”), amending and restating the Company's existing $550 million credit facility. The Second Amended and Restated Facility is among JetBlue, Citibank N.A., as administrative agent and the lenders party thereto. The Second Amended and Restated Facility modifies the existing credit facility to, among other things, (i) increase the lending commitments by $50 million, for total lending commitments of $600 million, and (ii) establish the maturity date for the $600 million in lending commitments as October 21, 2024. Borrowings under the Second Amended and Restated Facility bear interest at a variable rate based on the secured overnight financing rate, known as SOFR, plus a margin of 2.00% per annum, or another rate (at JetBlue's election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. The Second Amended and Restated Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Second Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets.
As of and for the years ended December 31, 2022 and 2021, we did not have a balance outstanding or any borrowings under the facility.
2022 $3.5 billion Senior Secured Bridge Facility
On May 16, 2022, we, along with our direct wholly-owned subsidiary, Sundown Acquisition Corp., commenced a tender offer to purchase all of the outstanding shares of common stock, par value $0.0001 per share, of Spirit Airlines, Inc. (“Spirit”) at $30.00 per share, upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the “Offer”), which were included as exhibits to the Tender Offer Statement on Schedule TO filed with the SEC on May 16, 2022. In connection with the Offer, on May 23, 2022, we executed a commitment letter with Goldman Sachs Bank USA, Bank of America, N.A. and BofA Securities, Inc. for a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion, which was amended and restated on June 11, 2022 to include other lenders that have committed to the facility (BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd.). The Offer was terminated concurrently with the entry into the Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Airlines.
In connection with the entry into the Merger Agreement, JetBlue entered into a Second Amended and Restated Commitment Letter (the “Commitment Letter”), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of December 31, 2022 and 2021 (in millions):

		As of December 31,
		2022	2021
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$660	$729
Finance lease assets	Property and equipment, net	2	3
Total lease assets		$662	$732

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$97	$106
Finance lease liabilities	Current maturities of long-term debt and finance lease obligations	2	1
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	639	690
Finance lease liabilities	Long-term debt and finance lease obligations	—	2
Total lease liabilities		$738	$799

		As of December 31,
		2022	2021
Weighted average remaining lease term (in years)
Operating leases		9	9
Finance leases		1	2
Weighted average discount rate
Operating leases		6.76%	6.00%
Finance leases		6.09%	6.09%
Flight Equipment Leases
We operated a fleet of 290 aircraft as of December 31, 2022. Of our fleet, 62 aircraft were accounted for as operating leases and none were accounted for as finance leases. These aircraft leases generally have long durations with remaining terms of 7 months to 6 years.
Less than half of aircraft operating leases can be renewed at rates based on fair market value at the end of the lease term for one or two years. None of our aircraft operating leases have variable rent payments. We have purchase options for 30 of our aircraft leases at the end of their lease terms. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
We recorded impairment losses of $52 million for the year ended December 31, 2022 relating to our Embraer E190 fleet transition. These losses were attributed to aircraft and related spare parts including the ones under operating leases. Refer to Note 16 to our consolidated financial statements for further details.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from 1 month to 16 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Some of these leases also include renewal options and/or termination options that are factored into our determination of lease payments when appropriate. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our consolidated balance sheets.

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
Lease Costs
The table below presents certain information related to our lease costs during the years ended December 31, 2022, 2021, and 2020 (in millions):

	2022	2021	2020
Operating lease cost	$158	$165	$160
Short-term lease cost	1	1	1
Finance lease cost:
Amortization of assets	—	—	6
Interest on lease liabilities	—	1	2
Variable lease cost	500	562	282
Sublease income	20	10	(5)
Total net lease cost	$679	$739	$446
Other Information
The table below presents supplemental cash flow information related to leases during the years ended December 31, 2022, 2021, and 2020 (in millions):

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$154	$160	$146
Operating cash flows for finance leases	—	3	4
Financing cash flows for finance leases	1	59	28
Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of December 31, 2022 (in millions):

	As of December 31, 2022
	Operating Leases	Finance Leases
2023	$143	$2
2024	$138	$—
2025	98	—
2026	80	—
2027	81	—
Thereafter	463	—
Total minimum lease payments	1,003	2
Less: amount of lease payment representing interest	(267)	—
Present value of future minimum lease payment	736	2
Less: current obligations under leases	(97)	(2)
Long-term lease obligations	$639	$—
We did not have any lease commitments that have not yet commenced as of December 31, 2022.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Stockholders’ Equity
In 2019, we entered into four separate accelerated share repurchase (“ASR”) agreements for a sum of $535 million. A total of 28.1 million shares were repurchased under these ASR agreements with an average price paid per share of $19.02.
During the first quarter of 2020, we repurchased 13.0 million shares through an ASR at an average price of $12.27 per share. In accordance with the agreements under various federal governmental assistance programs with Treasury, we were prohibited from making any share repurchases. We suspended our share repurchase program as of March 31, 2020 and have not restarted the program.
The total shares purchased by JetBlue under each of the ASRs in 2020 and 2019 were based on the volume weighted average prices of JetBlue's common stock during the terms of the respective agreements.
On December 4, 2020, we completed the public offering of 42 million shares of our common stock at a public offering price of $14.40 per share. Proceeds from the offering were used for general corporate purposes.
As of December 31, 2022, we had a total of 14.8 million shares of our common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 7 to our consolidated financial statements for further details on our share-based compensation.
As of December 31, 2022, we had a total of 158.9 million shares of treasury stock.

Note 6—(Loss) Earnings Per Share
Basic earnings per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the Company's Crewmember Stock Purchase Plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.8 million, 3.4 million, and 2.0 million for the years ended December 31, 2022, 2021, and 2020 respectively.
The following table shows how we computed basic and diluted earnings per common share for the years ended December 31 (dollars and share data in millions):

	2022	2021	2020
Net loss	$(362)	$(182)	$(1,354)

Weighted average basic shares	323.6	318.0	277.5
Effect of dilutive securities	—	—	—
Weighted average diluted shares	323.6	318.0	277.5

Loss per common share
Basic	$(1.12)	$(0.57)	$(4.88)
Diluted	$(1.12)	$(0.57)	$(4.88)
As discussed in Note 5 to our consolidated financial statements, JetBlue entered into various ASR agreements in 2020 and 2019 and purchased approximately 13.0 million, and 28.1 million shares, respectively, for $160.0 million and $535.0 million, respectively. The number of shares repurchased are based on the volume weighted average prices of JetBlue's common stock during the term of the ASR agreements.

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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2002 Plan was replaced by the 2011 Plan and has an immaterial amount of vested deferred stock units outstanding as of December 31, 2022.
The 2011 Plan was replaced by the 2020 Plan in May 2020.
We additionally have a Crewmember Stock Purchase Plan, or CSPP, that is available to all eligible crewmembers.
Unrecognized stock-based compensation expense was approximately $24 million as of December 31, 2022. This amount relates to a total of 2.8 million unvested restricted stock units, or RSUs, performance stock units, or PSUs, and deferred stock units, or DSUs, that were outstanding under our 2011 and 2020 Plans. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 21 months.
The total stock-based compensation expense, which is included within salaries, wages and benefits on our consolidated statements of operations, for the years ended December 31, 2022, 2021, and 2020 was $30 million, $28 million, and $28 million, respectively.
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
The following is a summary of RSU activity under the 2011 Plan for the year ended December 31, 2022 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	0.9	$17.72
Granted	—	—
Vested	(0.6)	17.70
Forfeited	—	18.05
Nonvested at end of year	0.3	$18.17
The total intrinsic value, determined as of the date of vesting, for all RSUs under the 2011 Plan that vested during the year ended December 31, 2022, 2021 and 2020 was $9 million, $19 million, and $18 million, respectively. There were no share awards granted during the year ended December 31, 2022 and 2021.
The vesting period for DSUs under the 2011 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from our Board of Directors. During the years ended December 31, 2021, and 2020, we granted a nominal amount of DSUs, almost all of which remain outstanding at December 31, 2022. In 2021, we granted a nominal amount of PSUs to members of our executive leadership team, payment of which are based upon achievements of certain performance criteria. No PSUs were granted in 2022.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a summary of RSU activity under the 2020 Plan for the year ended December 31, 2022 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1.3	$17.98
Granted	2.2	12.56
Vested	(0.5)	18.43
Forfeited	(0.2)	16.32
Nonvested at end of year	2.8	$13.97
The total intrinsic value, determined as of the date of vesting, for all RSUs under the 2020 Plan that vested during the year ended December 31, 2022 was $6 million.
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
Our CSPPs have a series of six-month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in CSPP nearly year-round, with the exception of specific blackout dates. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the stock price on the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to our CSPPs for the years ended December 31, 2022, 2021, and 2020 was approximately $9 million, $9 million, and $6 million, respectively. Under the plans, crewmembers purchased 6.4 million, 3.4 million, and 4.1 million new shares for the years ended December 31, 2022, 2021, and 2020, respectively, at weighted average prices of $8.07, $13.93, and $8.94 per share, respectively.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Income Taxes
Our income tax benefit consisted of the following for the years ended December 31 (in millions):

	2022	2021	2020
Deferred:
Federal	$(86)	$(44)	$(247)
State	13	(44)	(82)
Deferred income tax benefit	(73)	(88)	(329)
Current:
Federal	(3)	3	(199)
State	—	5	(9)
Foreign	1	(1)	(2)
Current income tax (benefit) expense	(2)	7	(210)
Total income tax benefit	$(75)	$(81)	$(539)
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As of December 31, 2022, the Company has filed its Application for Tentative Refund and is awaiting receipt of the refund.
Income tax benefit reconciles to the amount computed by applying the U.S. federal statutory income tax rate to loss before income taxes for the years ended December 31 as follows (in millions):

	2022	2021	2020
Income tax benefit at statutory rate	$(92)	$(55)	$(398)
State income tax, net of federal benefit	13	(36)	(71)
Nondeductible expenses	8	5	5
Net operating loss carryback	—	—	(73)
Foreign tax credit re-characterization	—	—	(13)
Foreign rate differential	4	(5)	2
Valuation allowance	(2)	4	10
Unrecognized tax benefit	(3)	7	(3)
Other, net	(3)	(1)	2
Total income tax benefit	$(75)	$(81)	$(539)

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2022	2021
Deferred tax assets:
Deferred revenue/gains	$271	$301
Employee benefits	72	70
Foreign tax credit	78	83
Other Credits	4	4
Net operating loss carryforward	709	522
Interest expense limitation carryforward	29	—
Operating lease liabilities	194	189
Rent expense	84	108
Transaction Costs	13	—
Sec. 174 research activities	16	—
Other	20	17
Total deferred tax assets	1,490	1,294
Valuation allowance	(90)	(73)
Deferred tax assets, net	1,400	1,221
Deferred tax liabilities:
Property and Equipment	(1,963)	(1,845)
Operating lease assets	(173)	(182)
Other	(34)	(37)
Total deferred tax liabilities	(2,170)	(2,064)
Net deferred tax liability	$(770)	$(843)
We have a U.S. foreign tax credit carryforward of $78 million which expires from 2023 to 2032.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2022, we provided a $90 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Of the total valuation allowance, $82 million relates to foreign NOL carryforward, and $8 million relates to U.S. foreign tax credit carryforward that begins to expire in 2022.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2022	2021	2020
Unrecognized tax benefits at January 1,	$40	$32	$36
Increases for tax positions taken during the period	5	2	1
Decreases for tax positions taken during the period	(6)	(1)	—
Increases for tax positions taken during a prior period	—	19	—
Decreases for tax positions taken during a prior period	(13)	(12)	(5)
Unrecognized tax benefits December 31,	$26	$40	$32
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $8 million of the unrecognized tax benefits as of December 31, 2022 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next twelve months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2016 through 2020 remain subject to examination by the relevant tax authorities.

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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the years ended December 31, 2022, 2021, and 2020 were $249 million, $213 million, and $177 million, respectively.

Note 10—Commitments
Flight Equipment Commitments
As of December 31, 2022, our firm aircraft orders consisted of 62 Airbus A321neo aircraft and 86 Airbus A220 aircraft, all scheduled for delivery through 2028. In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2023 to 2026. Options for 20 additional A220-300 aircraft remain available to us. With the addition of these 30 Airbus A220 aircraft, our flight equipment purchase obligations are expected to be $1.6 billion in 2023, $2.1 billion in 2024, $1.8 billion 2025, $1.4 billion in 2026, and $1 billion thereafter. Due to Airbus delivery delays, our capacity planning assumes delivery of 11 A-220, 4 A-321neo, and 4 A321neo LR aircrafts in 2023.
In October 2019, the Office of the U.S. Trade Representative announced a 10% tariff on new commercial aircraft and related parts imported from certain European Union member states, which include aircraft and other parts we were already contractually obligated to purchase, including those noted above. The U.S. Trade Representative increased the tariff to 15% effective March 2020. In March 2021, the U.S. Trade Representative announced a four-month suspension of the tariff that was followed by an announcement in June 2021 that the suspension will be extended for five years. The imposition or re-imposition of this or any tariff could substantially increase the cost of new aircraft and parts.
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
As of December 31, 2022, we had approximately $41 million cash pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
In April 2018, JetBlue inflight crewmembers elected to be represented by the Transport Workers Union of America ("TWU"). The National Mediation Board ("NMB") certified the TWU as the representative for JetBlue inflight crewmembers. The parties reached a final agreement for the first collective bargaining agreement which was ratified by our inflight

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

crewmembers in December 2021. The agreement is a five-year, renewable contract effective December 13, 2021. During the fourth quarter of 2021, we recorded a one-time ratification bonus totaling $8 million to be allocated amongst our inflight crewmembers as determined by TWU. Refer to Note 16 to our consolidated financial statements for additional information.
As of December 31, 2022, approximately 48% of our full-time equivalent crewmembers were represented by labor unions and approximately 21% were covered by collective bargaining agreements that are currently amendable or that will become amendable within one year.
Except for our pilots and inflight crewmembers who are represented by Airline Pilots Association ("ALPA"), and TWU, respectively, our other frontline crewmembers do not have third party representation.
In April 2021, ALPA, on behalf of the JetBlue pilot group, filed a grievance relating to the Northeast Alliance ("NEA"), ALPA claims that in entering the NEA, JetBlue violated certain scope clauses as contained in the pilots’ ALPA collective bargaining agreement. The matter proceeded to arbitration pursuant to the grievance procedure contained in the collective bargaining agreement, which concluded in September 2021, and in January 2022, the parties submitted final, written briefs to the System Board of Adjustment. Shortly after submission of the briefs, the parties agreed to enter into non-binding mediation with the assistance of the arbitrator with a temporary hold on a System Board decision. As a result of the mediation process, the parties agreed to certain changes to the collective bargaining agreement. The agreement, ratified by the JetBlue pilot group in April 2022, included a one-time payment and associated payroll taxes of $32 million, paid and recorded as an expense within special items in the second quarter of 2022, and a 3% base pay increase effective May 1, 2022. In January 2023, JetBlue pilots approved a two year contract extension which included a one time payment and associated payroll taxes of $66 million, and a 21% base pay increase effective March 31, 2023. We did not accrue for this one time payment as of December 31, 2022 as it relates to 2023 compensation and is only applicable to pilots employed as of February 1, 2023.
In September 2022, the International Association of Machinists and Aerospace Workers filed for an election to unionize our ground operations crewmembers. In February 2023, our crewmembers voted to maintain our direct relationship rather than elect a union.
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
In February 2022, we executed a new lease for our primarily corporate offices that will extend our stay in the present Long Island City location until 2039. The term of this lease will begin in 2023. The new lease increased our lease commitments by approximately $3 million in 2024, $6 million in 2025, $8 million in 2026, and an anticipated lease expenditure of $100 million thereafter. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each.
In April 2022, we announced an agreement with Aemetis for it to supply us with 125 million gallons of SAF over a ten-year term with a target start date of 2025.
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
We are a party to many routine contracts under which we indemnify third parties for various risks. These indemnities consist of the following:
All of our bank loans, including our aircraft mortgages, obligate us to reimburse the bank for any increased costs arising from regulatory changes, including changes in reserve requirements and bank capital requirements; these obligations are standard terms present in loans of this type. These indemnities would increase the interest rate on our debt if they were to be triggered. In all cases, we have the option to repay the loan and avoid the increased costs. These terms match the length of the related loan up to 15 years.
Under both aircraft leases with foreign lessors and aircraft mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts we are responsible, should withholding taxes be

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $6 million in Other within Deferred Taxes and Other Liabilities on our consolidated balance sheets as of December 31, 2022.
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
On September 21, 2021, the United States Department of Justice, along with Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The bench trial of this matter was concluded in November 2022 and the Court’s decision remains pending. An adverse ruling could adversely impact our ability to achieve the intended benefits of the NEA could have an adverse impact on our business, financial condition, and results of operations. Additionally, we are incurring costs associated with implementing operational and marketing elements of the NEA, which would not be recoverable if we were required to unwind all or a portion of the NEA.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the District of Massachusetts, respectively, alleging, among other things, that monetary damages should be awarded to a putative class of direct purchasers of airline tickets from JetBlue and American on NEA flights from July 16, 2020 through the present. Given the nature of these cases, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter; however, JetBlue believes these lawsuits are without merit and, along with American Airlines, will defend these matters vigorously.
In 2023, we expect to continue to seek additional strategic opportunities through new commercial partners as well as assess ways to deepen existing airline partnerships, including the NEA. We plan to do this by expanding codeshare relationships and other areas of cooperation such as frequent flyer programs. We believe these commercial partnerships allow us to better leverage our strong network and drive incremental traffic and revenue while improving off-peak travel.

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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in the value of our expected future cash outlays for the purchase of aircraft fuel. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are also recognized in interest income and other. When aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income (loss) is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
Our current approach to fuel hedging is to enter into hedges on a discretionary basis. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes as of December 31, 2022. We did not have any fuel hedging contracts outstanding at December 31, 2021.

	Aircraft fuel call option spread agreements	Total
First Quarter 2023	8.8%	8.8%
In February 2023, we hedged 19.3% of our projected fuel requirement for the second quarter of 2023 and 5.5% for the third quarter of 2023.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	Year Ended December 31,
	2022	2021
Fuel derivatives
Asset fair value recorded in prepaid expenses and other current assets(1)	$3	$—
Longest remaining term (months)	3	—
Hedged volume (barrels, in thousands)	450	—
Estimated amount of existing gains expected to be reclassified into earnings in the next 12 months	2	—

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021	2020
Fuel derivatives
Hedge effectiveness losses recognized in aircraft fuel expense	$7	$—	$7
Losses on derivatives resulting from the discontinuance of hedge accounting recognized in interest income and other	$—	$—	$8
Hedge losses on derivatives recognized in comprehensive income	$3	$—	$11
Percentage of actual consumption economically hedged	7%	—%	25%
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
There were no offsetting derivative instruments as of December 31, 2022 and 2021.
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy (in millions):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$665	$—	$—	$665
Available-for-sale investment securities	—	324	13	337
Equity Investment Securities	8	—	—	8
Aircraft fuel derivatives	—	3	—	3

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,515	$—	$—	$1,515
Available-for-sale investment securities	—	800	—	800
Equity investment securities	26	—	—	26
Refer to Note 3 to our consolidated financial statements for fair value information related to our outstanding debt obligations as of December 31, 2022 and 2021. The carrying values of all other financial instruments approximated their fair values at December 31, 2022 and 2021.
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
Available-for-sale investment securities
Our available-for-sale investment securities include highly liquid investments such as time deposits, commercial paper and convertible debt securities. The fair values of these instruments are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The fair values of the remaining instruments based on unobservable inputs are classified as Level 3 in the hierarchy. We recognized a net unrealized loss of $1 million in accumulated other comprehensive income (loss) on the consolidated balance sheet for the year ended December 31, 2022. We recognized an immaterial net unrealized loss for the same period ending December 31, 2021.
Equity investment securities
Our investments in equity securities include investments in common stocks of publicly traded companies. The fair values of these instruments are classified as Level 1 in the fair value hierarchy as their fair values are based on unadjusted quoted prices in active markets for identical assets. We recognized a net unrealized loss of $12 million and $10 million in other income on our consolidated statement of operations for the year ending December 31, 2022 and 2021 respectively. We also recognized a net realized gain of $1 million in other income on our consolidated statement of operations for the year ending December 31, 2022. We did not recognize any realized gains or losses during the same period ending December 31, 2021.
As discussed in Note 1 to our consolidated financial statements, JBV has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. We recognized an impairment loss of $2 million on the consolidated statement of operations for the year ended December 31, 2022 and a gain of $37 million during the same period ending December 31, 2021.
Aircraft fuel derivatives
Our aircraft fuel derivatives include call spread options which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into qualitative models and processes to generate forward curves and volatility related to the specific terms of the underlying hedge contracts.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting. Unrealized loss on available-for-sale investment securities are reflected as a component of accumulated other comprehensive income (loss). A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2022, 2021, and 2020 is as follows (in millions):

	Aircraft Fuel Derivatives(1)	Available-for-sale securities	Total
Balance of accumulated income, at December 31, 2019	$2	$—	$2
Reclassifications into earnings, net of taxes of $(5)	9	—	9
Change in fair value, net of taxes of $5	(11)	—	(11)
Balance of accumulated income, at December 31, 2020	$—	$—	$—
Reclassifications into earnings, net of taxes of $0	—	—	—
Change in fair value, net of taxes of $0	—	—	—
Balance of accumulated income, at December 31, 2021	$—	$—	$—
Reclassifications into earnings, net of taxes of $(3)	4	—	4
Change in fair value, net of taxes of $2	(3)	(1)	(4)
Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
(1)Reclassified to aircraft fuel expense.

Note 15—Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all of the Company’s operations in 2022, 2021, and 2020.
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation, or DOT, based upon the origination and destination of each flight segment. As of December 31, 2022, we served 34 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served two destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and one destination in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. Therefore, we have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2022	2021	2020
Domestic & Canada	$6,067	$3,869	$1,890
Caribbean & Latin America	2,968	2,150	1,067
Atlantic	123	18	—
Total	$9,158	$6,037	$2,957
Our tangible assets primarily consist of our fleet of aircraft. Except for our transatlantic service to London, which is operated by the long range variant of the Airbus A321neo aircraft, our fleet is deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore, our assets do not require any allocation to a geographic area.

Note 16—Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Special Items
Federal payroll support grant recognition(1)	$—	$(830)	$(685)
CARES Act employee retention credit(2)	—	(11)	(36)
Union contract costs(3)	1	8	—
Embraer E190 fleet transition(4)	52	—	273
Severance and benefit costs(5)	—	—	59
ALPA ratification bonus(6)	32	—	—
Spirit acquisition costs(7)	28	—	—
Losses on sale-leaseback transactions(8)	—	—	106
Total	$113	$(833)	$(283)
(1) As discussed in Note 3 to our consolidated financial statements, we received assistance in the form of grants and unsecured loans under various federal payroll support programs. Funds under these federal payroll support programs were to be used exclusively for the continuation of payment of crewmember wages, salaries, and benefits. The carrying values of the payroll support grants (after consideration of the warrants we issued) were recorded within other liabilities and were recognized as contra-expenses within special items on our consolidated statements of operations as the funds were utilized. We utilized $830 million and $685 million of payroll support grants for the year ended December 31, 2021 and 2020, respectively. Our payroll support grants were fully utilized as of December 31, 2022.
(2) The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encourages businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers can qualify for up to $5,000 of credit for each employee based on qualified wages paid after March 12, 2020 and before January 1, 2021. The Internal Revenue Service (“IRS”) subsequently issued Notice 2021-23 and Notice 2021-49 which collectively extended the ERC eligibility to cover qualified wages paid after December 31, 2020 and before January 1, 2022. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the IRS. We recognized $11 million and $36 million of ERC as contra-expenses within special items on our consolidated statements of operations for the year ended December 31, 2021 and 2020, respectively.
(3) In April 2018, JetBlue inflight crewmembers elected to be represented by the Transport Workers Union of America, or TWU. The National Mediation Board, or NMB, certified the TWU as the representative for JetBlue inflight crewmembers. The parties reached a final agreement for the first collective bargaining agreement which was ratified by our inflight crewmembers in December 2021. The agreement is a five-year, renewable contract effective December 13, 2021. During the fourth quarter of 2021, we recorded a one-time ratification bonus totaling $8 million to be allocated amongst our inflight crewmembers as determined by TWU. During the full year 2022, we recorded $1 million in implementation costs relating to the contract.
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
Our operations were adversely impacted by the unprecedented decline in demand for travel caused by the COVID-19 pandemic in 2020. To determine if impairment exists in our fleet, we grouped our aircraft by fleet-type and estimated their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. Based on the assessment, we determined the future cash flows from the operation of our Embraer E190 fleet were lower than the carrying value. For those aircraft, including the ones that are under operating lease, and related spare parts in our Embraer E190 fleet, we recorded impairment losses of $273 million for the year ended December 31, 2020. These losses represent the difference between the book value of these assets and their fair value. In determining fair value, we obtained third party valuations for our Embraer E190 fleet, which considered the effects of the current market environment, age of the assets, and marketability. For our owned Embraer E190 aircraft and related spare parts, we made adjustments to the valuations to reflect the impact of their current maintenance conditions to determine fair value. Our estimate of fair value was not based on distressed sales or forced liquidations. The fair value of our Embraer E190 aircraft under operating lease and related parts was based on the present value of current market lease rates utilizing a market discount rate for the remaining term of each lease. Since the fair value of our Embraer E190 fleet was determined using unobservable inputs, it is classified as Level 3 in the fair value hierarchy.
No fleet impairment loss was recorded for the year ended December 31, 2021.
In 2022, as a result of our Embraer E190 fleet transition, we entered into a series of engine exchanges of the CF34 engines used on our Embraer E190 fleet. Additionally, we entered into an agreement to sell 5 of our owned Embraer E190 aircraft in 2023. We classified these 5 aircraft as held for sale in December 31, 2022. As a result of these fleet transition transactions, we recognized a $52 million impairment loss on the Embraer E190 fleet during the year ended December 31, 2022. These losses represent the difference between the book value of these assets and their fair value. In determining fair value, we obtained third party valuations for our Embraer E190 fleet, which considered the effects of the current market environment, age of the assets, and marketability. For our owned Embraer E190 aircraft and related spare parts, we made adjustments to the valuations to reflect the impact of their current maintenance conditions to determine fair value. Our estimate of fair value was not based on distressed sales or forced liquidations. The fair value of our Embraer E190 aircraft under operating lease and related parts was based on the present value of current market lease rates utilizing a market discount rate for the remaining term of each lease. Since the fair value of our Embraer E190 fleet was determined using unobservable inputs, it is classified as Level 3 in the fair value hierarchy.
(5) In 2020, the unprecedented declines in demand and in our capacity caused by COVID-19 led to a significant reduction to our staffing needs. In June 2020, we announced a voluntary separation program which allowed eligible crewmembers the opportunity to voluntarily separate from the Company in exchange for severance, health coverage for a specified period of time, and travel privileges based on years of service. Virtually all of our crewmembers were eligible to participate in the voluntary separation program with the exception of our union-represented crewmembers and crewmembers of our wholly-owned subsidiaries (JetBlue Ventures and JetBlue Travel Products). Separation agreements for the majority of the crewmembers who elected to participate in the voluntary program were executed in the third quarter of 2020. One-time costs of $59 million, consisting of severance and health benefits, were recorded for the year ended December 31, 2020 in connection with the program. Approximately $44 million of this charge was disbursed in 2020. Substantially all of the remaining balance had been disbursed as of December 31, 2021 with the residual amount disbursed by mid-2022.
(6) As discussed in Note 10 to our consolidated financial statements, we paid $32 million for an ALPA ratification bonus and the associated payroll taxes during the second quarter of 2022.
(7) As discussed in Note 17 to our consolidated financial statements, we incurred and paid $28 million for various expenses related to our acquisition of Spirit during the year ended December 31, 2022.
(8) In 2020, we executed $563 million of aircraft sale-leaseback transactions. Of these transactions, $354 million did not qualify as sales for accounting purposes. The remaining $209 million qualified as sales and generated a loss of $106 million. These losses represent the difference between the book value of these assets and their fair value. We estimated the fair value of the related aircraft considering third party valuations and considered specific circumstances such as aircraft age, maintenance requirements and condition, and therefore classified as Level 3 in the fair value hierarchy.
Note 17—Entry into Merger Agreement with Spirit Airlines
On July 28, 2022, JetBlue entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Airlines, Inc., a Delaware corporation (“Spirit”), and Sundown Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving corporation (the “Merger”). On October 19, 2022, Spirit announced that its stockholders approved the Merger Agreement.
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

On October 26, 2022, in accordance with the Merger Agreement, JetBlue paid $2.50 per share to each holder of record as of September 12, 2022, the record date for the special meeting of Spirit stockholders. The total payment came to $272 million. This amount is included as Other Assets in the Company's Consolidated Balance Sheet as of December 31, 2022 and reported as Payment for Spirit Airlines Acquisition in the Company's Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022.
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
The Closing is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (a) receipt of Spirit stockholder approval, which was obtained on October 19, 2022; (b) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission, U.S. Federal Aviation Administration and the U.S. Department of Transportation; (c) the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and any customary timing agreement with any governmental entity not to consummate the Merger and approval under certain foreign antitrust laws; (d) the absence of any law or order prohibiting the consummation of the transactions; and (e) the absence of any material adverse effect on Spirit (as defined in the Merger Agreement).
Spirit, JetBlue, and Merger Sub each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement.
The Merger Agreement also contains certain provisions relating to efforts to obtain regulatory approval of the Merger, including to provide that JetBlue and Spirit, in connection with obtaining any necessary approval of a governmental entity (including under the HSR Act), will use their respective reasonable best efforts to take, or cause to be taken, all appropriate actions to obtain such approvals, including, to contest, defend, and appeal any proceeding brought by a governmental entity challenging or seeking to prohibit the consummation of the Merger, provided that JetBlue shall not be required to take any divestiture actions if such action would or would reasonably be expected to result in a material adverse effect on JetBlue and its subsidiaries (including Spirit and its subsidiaries) after giving effect to the transactions contemplated by the Merger Agreement, taken as a whole, and in no event shall JetBlue be required to agree to any such divestiture action that, in JetBlue’s discretion, would be reasonably likely to materially and adversely affect the anticipated benefits of the parties to the Northeast Alliance Agreement between JetBlue and American Airlines, Inc., dated as of July 15, 2020, and the agreements contemplated thereby. Any such divestiture action may be conditioned upon the closing of the Merger.
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
Refer to Note 3 to our consolidated financial statements for further detail of the $3.5 billion Senior Secured Bridge Facility issued to fund the purchase of Spirit.
Prior to the execution of the Merger Agreement, Spirit terminated the Agreement and Plan of Merger (the “Frontier Merger Agreement”), dated as of February 5, 2022, by and among Frontier Group Holdings, Inc. (“Frontier”), Top Gun Acquisition Corp., and Spirit, in accordance with its terms and pursuant to a Termination Agreement (the “Termination Agreement”) among the parties. Consistent with the Frontier Merger Agreement and pursuant to the Termination Agreement, on July 29, 2022, Spirit paid $25 million to Frontier for the reimbursement of transaction expenses incurred by Frontier. In accordance with the Merger Agreement, on August 2, 2022, JetBlue reimbursed Spirit for the $25 million paid to Frontier. This amount is included as Other Assets in the Company's Consolidated Balance Sheet as of December 31, 2022 and reported as Payment for Spirit Airlines Acquisition in the Company's Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
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

Executive Officers of the Registrant
Certain information concerning JetBlue’s executive officers as of December 31, 2022 follows. There are no family relationships between any of our executive officers.
Robin Hayes, age 56, is our Chief Executive Officer. He was promoted to Chief Executive Officer on February 16, 2015 and served as our President from January 2014 to May 2018. He joined JetBlue as its Chief Commercial Officer in 2008, after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Joanna Geraghty, age 50, is our President and Chief Operating Officer. She was appointed to the position in May 2018. Ms. Geraghty joined JetBlue in 2005 and was most recently our Executive Vice President Customer Experience from 2014 to 2018. She served as Executive Vice President Chief People Officer from 2010 to 2014 and was previously the airline's Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs.
Ursula Hurley, age 41, is our Chief Financial Officer. She was appointed to the position in June 2021. Ms. Hurley first joined JetBlue's finance team in 2004 and subsequently served in positions of increasing responsibility, including as Director, Assistant Treasurer & Fuel from June 2012 to July 2017 and Vice President Structural Programs from July 2017 to July 2018. From July 2018 to April 2021, Ms. Hurley was the Vice President Treasurer, responsible for debt and cash management, cash flow, fuel and interest rate hedging, strategic sourcing, and fleet strategy, including aircraft and engine sourcing.
Brandon Nelson, age 48, is our General Counsel and Corporate Secretary. He was appointed to the position in November 2018. Mr. Nelson joined JetBlue in 2005 and previously served as Director, Corporate Counsel and Assistant Secretary before being promoted in 2009 to Vice President, Associate General Counsel. Prior to JetBlue, Mr. Nelson practiced corporate and business litigation law at firms in California and New York, including Shearman & Sterling LLP.
Carol Clements, age 47, is our Chief Digital and Technology Officer. She was appointed to the position in April 2021. Prior to joining JetBlue, Ms. Clements served as Chief Technology Officer for Pizza Hut where she oversaw its e-commerce channels, restaurant & delivery technology, and data & analytics. Ms. Clements also spent 11 years at Southwest Airlines where she held a variety of leadership roles.
Al Spencer, age 41, is our Vice President Controller and Principal Accounting Officer, a position he has held since May 2022. Prior to joining JetBlue, Mr. Spencer worked at the Paris-based publicly traded gas company, Air Liquide, where he served as Deputy CFO North America and Corporate Controller since 2017. Before joining Air Liquide, he served for five years as Assistant Controller with NCI Building Systems. Mr. Spencer began his career with KPMG, before holding a number of accounting and finance roles with Sysco Foods, Friedkin Services Group, and ExpressJet Airlines.
Dave Clark, age 46, is our Head of Revenue and Planning. He was appointed to the position in January 2022. Mr. Clark joined JetBlue in May 2009 and previously served as Vice President of Sales and Revenue Management and Vice President of Network Planning. Prior to joining JetBlue, Mr. Clark was a project leader in the Boston Consulting Group's Travel & Tourism practice.
Alexander Chatkewitz, age 58, was our Vice President and Chief Accounting Officer, a position he held since December 2014. Prior to joining JetBlue, Mr. Chatkewitz worked at Philip Morris International, where he served as Vice President & Controller - Financial Reporting & Accounting Research since 2008. Prior to Phillip Morris, he served for a decade as Altria Group’s Vice President Assistant Controller - Financial Reporting & Consolidations. Mr. Chatkewitz also held positions at Marsh & McLennan Companies as well as the audit practice of Deloitte & Touche.
Mr. Chatkewitz resigned from his position as Vice President and Chief Accounting officer in May 2022.
Scott Laurence, age 49, was our Head of Revenue and Planning. He was appointed to the role in June 2019 and joined JetBlue in 2008. Mr. Laurence oversees JetBlue's sales and revenue management organization, network planning, and operational planning & analysis. Prior to joining JetBlue, Mr. Laurence served in various commercial roles at US Airways and United Airlines for 13 years.
Mr. Laurence resigned from his position as Head of Revenue and Planning in January 2022.
The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2022 fiscal year, or our 2023 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference from our 2023 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in and is incorporated herein by reference from our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference from our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference from our 2023 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Financial statements:
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets — December 31, 2022 and December 31, 2021
Consolidated Statements of Operations — For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Loss — For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows — For the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2022, 2021 and 2020
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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 27, 2023	By:	/s/ Al Spencer
Vice President, Controller, and Principal Accounting Officer

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

Signature	Capacity	Date

/s/ Robin Hayes	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Robin Hayes

/s/ Ursula Hurley	Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Ursula Hurley

/s/ Al Spencer	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Al Spencer

/s/ B. Ben Baldanza	Director	February 27, 2023
B. Ben Baldanza

/s/ Peter Boneparth	Director	February 27, 2023
Peter Boneparth

/s/ Monte Ford	Director	February 27, 2023
Monte Ford

/s/ Ellen Jewett	Director	February 27, 2023
Ellen Jewett

/s/ Robert Leduc	Director	February 27, 2023
Robert Leduc

/s/ Teri P. McClure	Director	February 27, 2023
Teri P. McClure

/s/ Nik Mittal	Director	February 27, 2023
Nik Mittal

/s/ Sarah Robb O'Hagan	Director	February 27, 2023
Sarah Robb O'Hagan

/s/ Vivek Sharma	Director	February 27, 2023
Vivek Sharma

/s/ Thomas Winkelmann	Director	February 27, 2023
Thomas Winkelmann

Exhibit Index

2.1
Agreement and Plan of Merger, dated July 28, 2022, by and among JetBlue Airways Corporation, Sundown Acquisition Corp., and Spirit Airlines, Inc.—incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A dated July 28, 2022 and filed on August 16, 2022.

3.1
Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 17, 2016 and filed on May 20, 2016 (File No. 000-49728).

3.1(a)
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated May 14, 2020 and filed on May 20, 2020.

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 17, 2023 and filed on February 17, 2023.

3.3
Certificate of Designation of Series A Participating Preferred Stock dated April 1, 2002—incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 10, 2003 and filed on July 10, 2003 (File No. 000-49728).

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.3
Pass Through Trust Agreement, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company—incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(a)
Trust Supplement No. 2019-1AA, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Class AA Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(b)
Trust Supplement No. 2019-1A, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Class A Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(c)
Form of Pass Through Trust Certificate, Series 2019-1AA (included in Exhibit A to Exhibit 4.3(a))—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(d)
Form of Pass Through Trust Certificate, Series 2019-1A (included in Exhibit A to Exhibit 4.3(b))—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(e)
Intercreditor Agreement (2019-1), dated as of November 12, 2019, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2019-1AA and the JetBlue Airways Pass Through Trust 2019-1A, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class AA Liquidity Provider and Wilmington Trust Company—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(f)
Revolving Credit Agreement (2019-1AA), dated as of November 12, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2019-1AA and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class AA Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(g)
Revolving Credit Agreement (2019-1A), dated as of November 12, 2019, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2019-1A and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class A Liquidity Provider—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(h)
Participation Agreement (N976JT), dated as of November 12, 2019, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein*—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(i)
Indenture and Security Agreement (N976JT), dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee†—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(j)	Form of Series 2019-1 Equipment Notes (included in Exhibit 4.3(i))—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.3(k)†	Schedule I - incorporated by reference to Exhibit 99.1 to our current report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

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

4.3(w)
Form of Series 2020-1 Equipment Notes (included in Exhibits 4.3.(t) and 4.3(v)) -incorporated by reference to Exhibits 4.10 and 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

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

10.3(d)**
Side Letter No. 13 to V2500 General Terms of Sale between IAE International Aero Engines AG and NewAir Corporation, dated April 23, 2003—incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 30, 2003 and filed on June 30, 2003 (File No. 000-49728).

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

10.17**
Embraer-190 Purchase Agreement DCT-025/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 30, 2003 and filed on June 30, 2003 (File No. 000-49728).

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

10.18**
Letter Agreement DCT-026/2003, dated June 9, 2003, between Embraer-Empresa Brasileira de Aeronautica S.A. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 30, 2003 and filed on June 30, 2003 (File No. 000-49728).

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

10.22(a)*	JetBlue Airways Corporation Severance Plan, dated May 22, 2014—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 22, 2014 and filed on May 29, 2014.

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

10.36****
Second Amended and Restated Credit and Guaranty Agreement, dated as of October 21, 2022, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 21, 2022 and filed on October 24, 2022.

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

10.41(b)*
Amendment No. 2 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes, dated February 13, 2020—incorporated by reference to Exhibit 10.41(B) to our Current Report on Form 8-K dated February 13, 2020 and filed on February 18, 2020.

10.41(c)*
Amendment No. 3 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes dated September 5, 2021—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

10.41(d)*
Amendment No. 4 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes dated December 8, 2022—incorporated by reference to exhibit 10.41(d) to our Current Report on Form 8-K dated December 8, 2022 and filed on December 9, 2022.

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

10.44**
Amended and Restated PW100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and JetBlue Airways Corporation, dated as of March 30, 2018—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10.45
Payroll Support Program Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.46
Promissory Note, dated as of April 23, 2020, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.47*	JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.31 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020.

10.47(a)*	Form of Performance Share Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.47(b)*	Form of RSU Award Agreement for Non-Employee Directors (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.47(c)*	Form of RSU Award Agreement, Crewmembers (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.47(d)*	Form of Deferred Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.47(e)*	Form of Performance Cash Award Agreement—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.47(f)*	Form of Executive Award Agreement (award vesting on May 1, 2023)—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.47(g)*
Form of Executive Award Agreement (award vesting on May 1, 2023, February 1, 2024, and February 1, 2025)—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.49*	JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K dated May 14, 2020 and filed on May 20, 2020.

10.5
Amended and Restated JetBlue Airways Corporation Severance Plan dated July 8, 2020—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.51****
Northeast Alliance Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.51(a)****
First Amendment to the Northeast Alliance Agreement, dated as of September 11, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.54(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.52****
Codeshare Agreement, dated as of July 15, 2020 between, JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.53****
Mutual Growth Incentive Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.54
Payroll Support Program Extension Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.55
Promissory Note, dated as of January 15, 2021, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.56
Payroll Support Program 3 Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.57
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

99.l****
Commitment Letter, dated May 16, 2022, by and among Goldman Sachs Bank USA, Bank of America, N.A., BofA Securities, Inc., and JetBlue Airways Corporation—incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated May 23, 2022 and filed on May 23, 2022.

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

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$73	$30	$13		$90
Allowance for obsolete inventory parts	24	5	—		29
Allowance for doubtful accounts	3	16	15	(1)	4
Total	$100	$51	$28		$123
Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$69	$19	$15		$73
Allowance for obsolete inventory parts	27	4	7		24
Allowance for doubtful accounts	2	14	13	(1)	3
Total	$98	$37	$35		$100
Year Ended December 31, 2020
Valuation allowance for deferred tax assets	$31	$38	$—		$69
Allowance for obsolete inventory parts	22	5	—		27
Allowance for doubtful accounts	1	6	5	(1)	2
Total	$54	$49	$5		$98

(1)Uncollectible accounts written off, net of recoveries.