Form 10-Q
period 2023-03-31
JETBLUE AIRWAYS CORP
filed 2023-04-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of March 31, 2023, there were 327,900,975 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,333	$1,042
Investment securities	204	350
Receivables, less allowance (2023-$3; 2022-$4)	331	317
Inventories, less allowance (2023-$30; 2022-$29)	76	87
Prepaid expenses and other	154	120
Total current assets	2,098	1,916
PROPERTY AND EQUIPMENT
Flight equipment	11,889	11,727
Predelivery deposits for flight equipment	398	415
Total flight equipment and predelivery deposits, gross	12,287	12,142
Less accumulated depreciation	3,689	3,578
Total flight equipment and predelivery deposits, net	8,598	8,564
Other property and equipment	1,309	1,314
Less accumulated depreciation	749	731
Total other property and equipment, net	560	583
Total property and equipment, net	9,158	9,147
OPERATING LEASE ASSETS	637	660
OTHER ASSETS
Investment securities	153	172
Restricted cash	146	146
Intangible assets, less accumulated amortization (2023-$469; 2022-$455)	310	298
Other	725	706
Total other assets	1,334	1,322
TOTAL ASSETS	$13,227	$13,045

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$626	$532
Air traffic liability	1,926	1,581
Accrued salaries, wages and benefits	543	498
Other accrued liabilities	554	486
Current operating lease liabilities	98	97
Current maturities of long-term debt and finance lease obligations	263	554
Total current liabilities	4,010	3,748
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,316	3,093
LONG-TERM OPERATING LEASE LIABILITIES	616	639
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	692	770
Air traffic liability - non-current	731	738
Other	489	494
Total deferred taxes and other liabilities	1,912	2,002
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 487 and 486 shares issued and 328 and 327 shares outstanding at March 31, 2023 and December 31, 2022, respectively	5	5
Treasury stock, at cost; 159 shares at March 31, 2023 and December 31, 2022	(1,998)	(1,995)
Additional paid-in capital	3,139	3,129
Retained earnings	2,232	2,424
Accumulated other comprehensive loss	(5)	—
Total stockholders’ equity	3,373	3,563
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,227	$13,045

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUES
Passenger	$2,182	$1,603
Other	146	133
Total operating revenues	2,328	1,736
OPERATING EXPENSES
Aircraft fuel and related taxes	765	571
Salaries, wages and benefits	741	688
Landing fees and other rents	160	132
Depreciation and amortization	151	143
Aircraft rent	32	26
Sales and marketing	76	57
Maintenance, materials and repairs	176	152
Other operating expenses	357	334
Special items	112	—
Total operating expenses	2,570	2,103
OPERATING LOSS	(242)	(367)
OTHER INCOME (EXPENSE)
Interest expense	(46)	(37)
Interest income	17	4
Gain on investments, net	3	2
Other income	2	—
Total other expense	(24)	(31)
LOSS BEFORE INCOME TAXES	(266)	(398)
Income tax benefit	(74)	(143)
NET LOSS	$(192)	$(255)

LOSS PER COMMON SHARE:
Basic	$(0.58)	$(0.79)
Diluted	$(0.58)	$(0.79)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
NET LOSS	$(192)	$(255)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of deferred taxes of $(1) and $— in 2023 and 2022, respectively	(5)	(1)
Total other comprehensive loss	(5)	(1)
COMPREHENSIVE LOSS	$(197)	$(256)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(192)	$(255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(78)	(141)
Depreciation	137	130
Amortization	14	13
Stock-based compensation	10	11
Changes in certain operating assets and liabilities	520	499
Other, net	(6)	(10)
Net cash provided by operating activities	405	247
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(172)	(85)
Predelivery deposits for flight equipment	—	(49)
Purchase of held-to-maturity investments	(4)	(63)
Proceeds from the maturities of held-to-maturity investments	4	—
Purchase of available-for-sale securities	(102)	(290)
Proceeds from the sale of available-for-sale securities	267	153
Payment for Spirit Airlines acquisition	(33)	—
Net cash used in investing activities	(40)	(334)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback transactions	38	—
Repayment of long-term debt and finance lease obligations	(109)	(83)
Acquisition of treasury stock	(3)	(6)
Net cash used in financing activities	(74)	(89)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	291	(176)
Cash, cash equivalents and restricted cash at beginning of period	1,188	2,077
Cash, cash equivalents and restricted cash at end of period(1)	$1,479	$1,901

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$6	$20
Cash payments for income taxes (net of refunds)	—	1

NON-CASH TRANSACTIONS
Operating lease assets obtained under operating leases	$4	$59

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$1,333	$1,834
Restricted cash(2)	146	67
Total cash, cash equivalents and restricted cash	$1,479	$1,901

(2) Restricted cash primarily consists of funds held in escrow for estimated workers’ compensation obligations and other letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(192)	—	(192)
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units	1	—	—	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	10	—	—	10
Balance at March 31, 2023	487	$5	159	$(1,998)	$3,139	$2,232	$(5)	$3,373

	Common Shares	Common Stock	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(255)	—	(255)
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	11	—	—	11
Balance at March 31, 2022	479	$5	158	$(1,995)	$3,058	$2,531	$(1)	$3,598

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1—Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation ("JetBlue") provides air transportation services across the United States, the Caribbean and Latin America, Canada, and England. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line by line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2022 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K").
These condensed consolidated financial statements are unaudited and have been prepared by us following the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In our opinion they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures are adequate to make the information presented not misleading.

Note 2— Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Passenger revenue
Passenger travel	$2,026	$1,490
Loyalty revenue - air transportation	156	113
Other revenue
Loyalty revenue	100	88
Other revenue	46	45
Total revenue	$2,328	$1,736
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	March 31, 2023	December 31, 2022
Air traffic liability - passenger travel	$1,624	$1,291
Air traffic liability - loyalty program (air transportation)	998	1,000
Deferred revenue(1)	525	530
Total	$3,147	$2,821
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the three months ended March 31, 2023 and 2022, we recognized passenger revenue of $858 million and $693 million, respectively, that was included in passenger travel liability at the beginning of the respective periods.
TrueBlue® points are combined into one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the three months ended March 31, 2023 and 2022 (in millions):

Balance at December 31, 2022	$1,000
TrueBlue® points redeemed	(156)
TrueBlue® points earned and sold	154
Balance at March 31, 2023	$998

Balance at December 31, 2021	$891
TrueBlue® points redeemed	(113)
TrueBlue® points earned and sold	134
Balance at March 31, 2022	$912
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

Note 3—Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the three months ended March 31, 2023, we made principal payments of $109 million on our outstanding debt and finance lease obligations.
At March 31, 2023, we had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.0 billion as security under various financing arrangements.
At March 31, 2023, scheduled maturities of our long-term debt and finance lease obligations were as follows (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Year	Total
Remainder of 2023	$216
2024	237
2025	204
2026	943
2027	189
2028 and thereafter	1,790
Total	$3,579

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at March 31, 2023 and December 31, 2022 were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value(2)	Carrying Value	Estimated Fair Value(2)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	505	360	504	345
2019-1 Series A, due through 2028	157	128	157	124
2019-1 Series B, due through 2027	82	88	82	87
2020-1 Series A, due through 2032	547	473	546	457
2020-1 Series B, due through 2028	135	144	135	142
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	—	—	61	60
Fixed rate equipment notes, due through 2028	409	343	447	422
Floating rate equipment notes, due through 2028	48	43	56	49
Sale-leaseback transactions, due through 2034	378	295	341	329
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	130	259	126
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	70	144	68
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	65	132	62
Convertible senior notes due 2026	740	551	739	534
Total(1)	$3,578	$2,733	$3,645	$2,848
(1) Total excludes finance lease obligations of $1 million and $2 million at March 31, 2023 and December 31, 2022, respectively.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have financed certain aircraft with Enhanced Equipment Trust Certificates ("EETCs"). One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes, which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity ("VIE"), as defined in Topic 810, Consolidation of the FASB Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us, and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.
Short-term Borrowings
Citibank Line of Credit
On October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the "Second Amended and Restated Facility"), amending and restating the Company's existing $550 million credit facility. The Second Amended and Restated Facility is among JetBlue, Citibank N.A., as administrative agent and the lenders party thereto. The Second Amended and Restated Facility modifies the existing credit facility to, among other things, (i) increase the lending commitments by $50 million, for total lending commitments of $600 million, and (ii) establish the maturity date for the $600 million in lending commitments as October 21, 2024. Borrowings under the Second Amended and Restated Facility bear interest at a variable rate based on the secured overnight financing rate, known as SOFR, plus a margin of 2.00% per annum, or another rate (at JetBlue's election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. The Second Amended and Restated Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Second Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets.
As of and for the periods ended March 31, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. As of and for the periods ended March 31, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this line of credit.
2022 $3.5 billion Senior Secured Bridge Facility
In connection with the entry into the Merger Agreement as defined in Note 12, JetBlue entered into a Second Amended and Restated Commitment Letter (the “Commitment Letter”), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit Airlines, Inc. (“Spirit”).

Note 4—Loss Per Share
Basic earnings per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember Stock Purchase Plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted methods. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts were 1.6 million and 2.9 million for the three months ended March 31, 2023 and 2022, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table shows how we computed loss per common share for the three months ended March 31, 2023 and 2022 (dollars and share data in millions):

	Three Months Ended March 31,
	2023	2022
Net loss	$(192)	$(255)

Weighted average basic shares	327.6	320.5
Effect of dilutive securities	—	—
Weighted average diluted shares	327.6	320.5

Loss per common share
Basic	$(0.58)	$(0.79)
Diluted	$(0.58)	$(0.79)

Note 5—Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan (the "Plan"), covering all of our crewmembers where we match 100% of our crewmember contributions up to 5% of their eligible wages. The contributions vest over three years and are measured from a crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended March 31, 2023 and 2022 was $66 million and $62 million, respectively.

Note 6—Commitments and Contingencies
Flight Equipment Commitments
In February 2022, we exercised our option to purchase 30 additional Airbus A220-300 aircraft under our existing agreement with Airbus Canada Limited Partnership. The 30 additional A220-300 aircraft are expected to be delivered from 2023 to 2026. Options for 20 additional A220-300 aircraft remain available to us.
As of March 31, 2023, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits were as set forth in the table below (in billions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Flight equipment commitments(1)
Year	Total
Remainder of 2023	$1.5
2024	2.2
2025	1.7
2026	1.3
2027	1.0
Total	$7.7
(1)The timing of these commitments is based on our contractual agreements and may be subject to change based on modifications to contractual agreements or changes in the delivery schedules.
Our firm aircraft orders included the following aircraft at March 31, 2023:

Year	Airbus A321neo	Airbus A220	Total
2023	11	17	28
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total	61	85	146
The amount of committed expenditures stated above represents the current delivery schedule set forth in our Airbus order book as of March 31, 2023. Due to Airbus delivery delays, our 2023 capacity planning assumes delivery of 11 A220, four A321neo, and four A321neo LR aircraft.

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
As of March 31, 2023, we had $45 million in assets serving as collateral for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms. We also had $65 million letter of credit relating to our 5% ownership in JFK Millennium Partner LLC, a private entity that will finance, develop, and operate John F. Kennedy International Airport ("JFK") Terminal 6. The letters of credit are included in restricted cash on the consolidated balance sheets. Additionally, we had $36 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.
Except for our pilots and inflight crewmembers who are represented by the ALPA and the Transport Workers Union of America ("TWU"), respectively, our other frontline crewmembers do not have third party representation.
Air Line Pilots Association
In April 2021, ALPA, on behalf of the JetBlue pilot group, filed a grievance relating to the Northeast Alliance Agreement ("NEA"), an expanded codeshare and marketing alliance between JetBlue and American Airlines, Inc. ("American") at four Northeast airports. ALPA claimed that in entering the NEA, JetBlue violated certain scope clauses as contained in the pilots’ ALPA collective bargaining agreement. As a result of a mediation process, the parties agreed to certain changes to the collective bargaining agreement. The agreement was ratified by the JetBlue pilot group in April 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In January 2023, JetBlue pilots approved a two year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from pay rate increases of $95 million. This was recorded as an expense within special items in the first quarter of 2023.
International Association of Machinists and Aerospace Workers
In September 2022, the International Association of Machinists and Aerospace Workers filed for an election to unionize our ground operations crewmembers. In February 2023, our crewmembers voted to maintain our direct relationship rather than elect a union.
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
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from four airports (JFK, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport) from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. Given the nature of these cases, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter; however, JetBlue believes these lawsuits are without merit and, along with American Airlines, will defend these matters vigorously.
We are also subject to a number of legal proceedings initiated by individual consumers, the Department of Justice and Attorneys General in six states and the District of Columbia alleging that our pending acquisition of Spirit violates Section 7 of the Clayton Act. For more information, see Note 12.

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

Note 7—Fair Value
Under Topic 820, Fair Value Measurement of the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification (the "Codification") disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$599	$—	$—	$599
Available-for-sale investment securities	—	157	13	170
Equity investment securities	11	—	—	11
Aircraft fuel derivatives	—	8	—	8

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$665	$—	$—	$665
Available-for-sale investment securities	—	324	13	337
Equity investment securities	8	—	—	8
Aircraft fuel derivatives	—	3	—	3
Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2023 and December 31, 2022.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, commercial paper, and convertible debt securities. The fair values of time deposits and commercial paper are based on observable inputs in non-active markets,

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

which are therefore classified as Level 2 in the hierarchy. The fair values of convertible debt securities are based on unobservable inputs and are classified as Level 3 in the hierarchy.
Equity investment securities
Our equity investment securities include investments in common stocks of publicly traded companies. The fair values of these instruments are classified as Level 1 in the hierarchy as they are based on unadjusted quoted prices in active markets for identical assets.
Other investments
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC ("JBV"), has equity investments in emerging companies that do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer.
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
Held-to-maturity investment securities
Our held-to-maturity investment securities consist of investment-grade interest bearing instruments, such as U.S. Treasury notes and corporate bonds, which are stated at amortized cost. If the U.S. Treasury notes were measured at fair value, they would be classified as Level 1 in the fair value hierarchy, based on inputs observable in active markets for identical securities. If the corporate bonds were measured at fair value, they would be classified as Level 2 in the fair value hierarchy, based on quoted prices in active markets for similar securities .
We do not intend to sell these investment securities and do not hold any contractual maturities greater than 24 months. Those securities that will mature in twelve months or less are included in short-term investments on our consolidated balance sheets. Those securities with remaining maturities greater than twelve months are included in long-term investments on our consolidated balance sheets.
The carrying value and estimated fair value of our held-to-maturity investment securities, were as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$177	$171	$177	$170

Note 8— Investments

Investment in Debt Securities
Investment in debt securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities.
Available-for-sale investment securities. We did not record any material gains or losses on these securities during the three months ended March 31, 2023 and 2022. Refer to Note 7 for an explanation of the fair value hierarchy structure.
Held-to-maturity investment securities. We did not record any material gains or losses on held-to-maturity investment securities during the three months ended March 31, 2023 and 2022.
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at March 31, 2023 and December 31, 2022 (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2023	December 31, 2022
Available-for-sale investment securities
Time deposits	$150	$285
Commercial paper	7	39
Debt securities	13	13
Total available-for-sale investment securities	170	337
Held-to-maturity investment securities
Corporate bonds	177	177
Total held-to-maturity investment securities	177	177
Total investment in debt securities	$347	$514

Investment in Equity Securities
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. The carrying amount of our equity method investments was $37 million and $38 million as of March 31, 2023 and December 31, 2022, respectively, and is included within other assets on our consolidated balance sheets. We did not record any material gains or losses on these investments during the three months ended March 31, 2023. We recognized a gain of $3 million on one of our equity method investments related to its issuance of additional shares upon the closing of a subsequent financing round in other income on our consolidated statement of operations during the three months ended March 31, 2022.
We partnered with JMP to finance, develop, and operate JFK Terminal 6. In exchange of this partnership, we committed a letter of credit as discussed further in Note 6. We exercise significant influence over this transaction, which is accounted for under the equity method.
Other Investments
Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. The carrying amount of our equity investment securities, which are recorded within investment securities in the current asset section of our consolidated balance sheet, was $11 million and $8 million as of March 31, 2023 and December 31, 2022, respectively. We recognized a net unrealized gain of $3 million on these securities in other income on our consolidated statement of operations during the three months ended March 31, 2023 and an unrealized loss of $2 million in other income on our consolidated statement of operations during the three months ended March 31, 2022.
JBV has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative that allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments, which is included within other assets on our consolidated balance sheet, was $87 million and $83 million as of March 31, 2023 and December 31, 2022, respectively. We did not record any material gains or losses on these investments during the three months ended March 31, 2023 and 2022.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is also accounted for under the measurement alternative described above, and is recorded in the other assets section of the consolidated balance sheet. The carrying amount of this investment was $14 million as of March 31, 2023 and December 31, 2022.

Note 9—Financial Derivative Instruments and Risk Management
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2023 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Aircraft fuel call option spread agreements
Second Quarter 2023	30.5%
Third Quarter 2023	30.1%
Fourth Quarter 2023	20.0%
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	March 31, 2023	December 31, 2022
Fuel Derivatives
Asset fair value recorded in prepaid expense and other current assets	$8	$3
Longest remaining term (months)	3	3
Hedged volume (barrels, in thousands)	4,380	450
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	$4	$2

	Three Months Ended March 31,
	2023	2022
Fuel Derivatives
Hedge effectiveness gains recognized in aircraft fuel expense	$1	$—
Hedge losses on derivatives recognized in comprehensive income	$(5)	$—
Percentage of actual consumption economically hedged	9%	—%
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
There were no offsetting derivative instruments as of March 31, 2023 and December 31, 2022.

Note 10—Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized loss on available-for-sale securities. A roll forward of the amounts included in accumulated other comprehensive income (loss), net of deferred taxes for the three months ended March 31, 2023 and 2022 is as follows (in millions):

	Aircraft Fuel Derivatives	Available-for-sale securities	Total
Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of deferred taxes of $— (1)	(1)	—	(1)
Change in fair value, net of deferred taxes of $(1)	(4)	—	(4)
Balance of accumulated loss, at March 31, 2023	$(4)	$(1)	$(5)

Balance of accumulated income (loss), at December 31, 2021	$—	$—	$—
Reclassifications into earnings, net of deferred taxes $—	—	—	—
Change in fair value, net of deferred taxes of $(1)	—	(1)	(1)
Balance of accumulated loss, at March 31, 2022	$—	$(1)	$(1)
(1) Reclassified to aircraft fuel expense.

Note 11—Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Special Items
Union contract costs (1)	$95	$—
Spirit acquisition costs (2)	17	—
Total	$112	$—
(1) As discussed in Note 6, we incurred and recognized $95 million for a ratification payment and adjustments to paid-time-off accruals resulting from pay rate increases for the three months ended March 31, 2023.
(2) We incurred and recognized $17 million in Spirit acquisition costs, primarily related to professional fees for the three months ended March 31, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12—Entry into Merger Agreement with Spirit Airlines
As previously disclosed, on July 28, 2022, JetBlue entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit and Sundown Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving corporation (the “Merger”).
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
On or prior to the last business day of each calendar month commencing after December 31, 2022, until the earlier of (a) the Closing Date and (b) the termination of the Merger Agreement in accordance with its terms, JetBlue will pay or cause to be paid to the holders of record of outstanding Shares as of a date not more than five business days prior to the last business day of such month, an amount in cash equal to $0.10 per Share (such amount, the “Additional Prepayment Amount,” each such monthly payment, an “Additional Prepayment”). During the quarter ending on March 31, 2023, JetBlue has made an aggregate of $33 million in Additional Prepayments to Spirit Shareholders resulting in a total prepayment of $330 million. This prepayment is included in other assets in the Company's consolidated balance sheets as of March 31, 2023.
The Closing is subject to the satisfaction or waiver of certain closing conditions, including, among other things, the receipt of Spirit stockholder approval, which was obtained on October 19, 2022, the receipt of applicable regulatory approvals, and the absence of any law or order prohibiting the consummation of the transactions.
Spirit, JetBlue, and Merger Sub each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement, and the Merger Agreement contains certain termination rights for JetBlue and Spirit which, in certain cases, will result in the payment of termination fees by JetBlue or Spirit, as applicable.
Refer to Note 3 for further detail of the $3.5 billion Senior Secured Bridge Facility issued to fund the purchase of Spirit.
On November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the “Private Merger Lawsuit”). The lawsuit also seeks to enjoin the NEA. On March 7, 2023, the U.S. Department of Justice, along with the Attorneys General of two states and the District of Columbia filed suit in the U.S. District Court for the District of Massachusetts against JetBlue and Spirit, alleging that the Merger violates Section 7 of the Clayton Act (the “Government Merger Lawsuit”). On March 29, 2023, the Private Merger Lawsuit was transferred to the District of Massachusetts. On March 31, the Attorneys General of four additional states joined the Government Merger Lawsuit. The court set a trial date of October 16, 2023 for the Government Merger Lawsuit. The Private Merger Lawsuit does not yet have a trial date. An adverse ruling in either lawsuit could adversely impact our ability to achieve the intended benefits of the Merger and could have an adverse impact on our business, financial condition, and results of operations.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
First Quarter 2023 Results
Our first quarter 2023 results were characterized by strong operational performance with higher revenue and better cost efficiency compared to the same period in 2022.
•First quarter system capacity increased by 9.0% compared to the first quarter of 2022.
•Revenue for the first quarter of 2023 increased by 34.1%, or $592 million year-over-year, to $2.3 billion compared to the first quarter of 2022.
•Operating revenue per available seat mile ("RASM") for the first quarter of 2023 increased by 23.0% year-over-year to 13.88 cents compared to the first quarter of 2022.
•Operating expense for the first quarter of 2023 increased by 22.2% year-over-year to $2.6 billion compared to the first quarter of 2022.
•Operating expense per available seat mile ("CASM") for the first quarter of 2023 increased by 12.1% year-over-year to 15.32 cents.
•Excluding fuel and related taxes, special items, as well as operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel")(1) increased by 1.2% year-over-year to 10 cents for the first quarter of 2023.
•Our reported loss per share for the first quarter of 2023 and 2022 were $(0.58) and $(0.79), respectively. Excluding mark-to-market and certain net gains on our investments, our adjusted loss per share(1) for the first quarter of 2023 was $(0.34). Excluding special items, our adjusted loss per share(1) for the first quarter of 2022 was $(0.80).

Network
We previously announced services to the following new destinations:

Destination	Service Expected to Commence
Paris, France	Summer 2023
Amsterdam, Netherlands	Summer 2023
Tallahassee, Florida	Early 2024
Environmental, Social, and Governance ("ESG")
We remain focused on continuing to lead in ESG initiatives. Our efforts during the first quarter of 2023 included:
•In February 2023, we announced a partnership with climate tech company CHOOOSE which focuses on sustainability and advancing the use of sustainable aviation fuel ("SAF"). This partnership allows JetBlue customers to estimate the CO2 emissions of their flights and address their own emissions by allowing customers to make contributions into a fund dedicated to covering the cost of SAF.
•In March 2023, we announced a new collaboration with Shell Aviation to provide 10 million gallons of blended SAF at Los Angeles International Airport ("LAX") over the next two years starting in the first half of 2023, with the option to purchase up to five million gallons more in the third year either for LAX or other airports in the network.
Outlook for 2023
We expect revenue for the second quarter of 2023 to increase between 4.5% to 8.5% compared to the same period in 2022, sustained by strong demand trends. For the second quarter of 2023, we expect capacity to increase in range between 4.5% to 7.5% compared to the same period in 2022. Full year 2023 capacity is expected to increase between 5.5% to 8.5% compared to 2022.
We expect CASM Ex-Fuel(1) for the second quarter of 2023 to increase between 1.5% to 3.5%. The increase is primarily attributed to increased maintenance expense due to the timing of maintenance activity and growth in sales and distribution costs
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
given the year-over-year growth in revenue. We expect full year 2023 CASM Ex-Fuel to increase between 1.5% to 4.5% compared to 2022.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 vs. 2022
Overview
We reported a net loss of $192 million, an operating loss of $242 million and an operating margin of (10.4)% for the three months ended March 31, 2023. This compares to a net loss of $255 million, an operating loss of $367 million and an operating margin of (21.1)% for the three months ended March 31, 2022. Loss per share was $(0.58) for the three months ended March 31, 2023 compared to $(0.79) for the same period in 2022.
Our reported results for the three months ended March 31, 2023 included the effects of special items and certain net gains on our investments. Adjusting for these items, our adjusted net loss(1) was $111 million, adjusted operating loss(1) was $130 million, adjusted operating margin(1) was (5.6)%, and adjusted loss per share(1) was $(0.34) for the three months ended March 31, 2023.
Our reported results for the three months ended March 31, 2022 included mark-to-market and certain gains and losses on our investments. Adjusting for these items, our adjusted net loss(1) was $256 million, adjusted operating loss(1) was $367 million, adjusted operating margin(1) was (21.1)%, and adjusted loss per share(1) was $(0.80) for the three months ended March 31, 2022.
On-time performance, as defined by the Department of Transportation, is arrival within 14 minutes of scheduled arrival time. In the first quarter of 2023, our system wide on-time performance was 70.4% compared to 65.6% for the same period in 2022. Our completion factor increased by 3.9 points to 98.8% in the first quarter of 2023 from 94.9% for the same period in 2022.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2023	2022	$	%
Passenger revenue	$2,182	$1,603	$579	36.1%
Other revenue	146	133	13	9.4
Total operating revenues	$2,328	$1,736	$592	34.1%

Average Fare	$214.07	$195.99	$18.08	9.2%
Yield per passenger mile (cents)	16.31	14.67	1.64	11.2
Passenger revenue per ASM (cents)	13.01	10.42	2.59	24.9
Operating revenue per ASM (cents)	13.88	11.29	2.59	23.0
Average stage length (miles)	1,199	1,231	(32)	(2.6)
Revenue passengers (thousands)	10,192	8,177	2,015	24.6
Revenue passenger miles (millions)	13,375	10,927	2,448	22.4
Available Seat Miles (ASMs) (millions)	16,769	15,383	1,386	9.0
Load Factor	79.8%	71.0%		8.8	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $579 million, or 36.1%, for the three months ended March 31, 2023 compared to the same period in 2022, was primarily driven by the return in demand for travel as revenue passengers increased by 24.6%. In addition, average fares increased 9.2% year-over-year.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, ground handling fees received from other airlines, and rental income. The year-
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
over-year increase in other revenue of $13 million, or 9.4%, was principally driven by an increase in marketing revenue associated with our TrueBlue® program due to higher customer spend and acquisitions.
Operating Expenses
In detail, our operating costs per available seat mile ("ASM") were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2023	2022	$	%	2023	2022	% Change
Aircraft fuel and related taxes	$765	$571	$194	34.1%	4.56	3.71	23.0%
Salaries, wages and benefits	741	688	53	7.7	4.42	4.47	(1.2)
Landing fees and other rents	160	132	28	21.1	0.95	0.86	11.1
Depreciation and amortization	151	143	8	5.6	0.90	0.93	(3.2)
Aircraft rent	32	26	6	24.4	0.19	0.17	14.1
Sales and marketing	76	57	19	32.8	0.45	0.37	21.9
Maintenance, materials and repairs	176	152	24	15.2	1.04	0.99	5.7
Other operating expenses	357	334	23	6.9	2.13	2.17	(1.9)
Special items	112	—	112	NM	0.68	—	NM
Total operating expenses	$2,570	$2,103	$467	22.2%	15.32	13.67	12.1%

Total operating expenses excluding special items(1)	$2,458	$2,103	$355	16.9%	14.64	13.67	7.2%
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes increased by $194 million, or 34.1%, for the three months ended March 31, 2023 compared to the same period in 2022. The average fuel price for the three months ended March 31, 2023 increased by 20.8% to $3.50 per gallon. Our fuel consumption increased by 11.1%, or 22 million gallons, due to the increase in capacity as demand for travel returned.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $53 million, or 7.7%, for the three months ended March 31, 2023 compared to the same period in 2022. The new pilot union contract was effective March 1, 2023 and includes several pay rate increases during the two year term, including an initial pay rate increase of 14%. The average number of full-time equivalent crewmembers increased by 4.5% compared to the same period in 2022.
Landing Fees and Other Rents
Landing fees and other rents increased by $28 million, or 21.1%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an 11.6% increase in departures and our operations and growth in high-cost terminals.
Depreciation and Amortization
Depreciation and amortization increased by $8 million, or 5.6%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily driven by the addition of 10 new aircraft that were placed into service since March 31, 2022.
Aircraft Rent
Aircraft rent increased by $6 million, or 24.4%, for the three months ended March 31, 2023 compared to the same period in 2022 primarily driven by an increase in leased engines since March 31, 2022 which we added to the fleet to support end of life optimization and continuity of the operation due to supply chain constraints.
Sales and Marketing
Sales and marketing increased $19 million, or 32.8%, for the three months ended March 31, 2023 compared to the same period in 2022 principally driven by higher credit card fees and computer reservation system charges, which are directly related
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
to return in demand as we continue to recover from the pandemic. Revenue passengers increased by 2 million, or 24.6% year-over-year.
Materials and Repairs
Maintenance materials and repairs increased $24 million, or 15.2%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily driven by the timing of engine and heavy maintenance visits, the aging of our fleet, and the increase in flying.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to fueling, ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $23 million, or 6.9%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase in airport services resulting from an 11.6% increase in departures.
Special Items
Special items for the three months ended March 31, 2023 included the following:
•Expenses of $17 million relating to our acquisition of Spirit Airlines; and
•Expense of $95 million related to a pilot union contract ratification payment and adjustment to other benefit-related items.
There were no special items for the three months ended March 31, 2022.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2023	2022	%
Operational Statistics
Revenue passengers (thousands)	10,192	8,177	24.6
Revenue passenger miles (RPMs) (millions)	13,375	10,927	22.4
Available seat miles (ASMs) (millions)	16,769	15,383	9.0
Load factor	79.8%	71.0%	8.8	pts
Aircraft utilization (hours per day)	11.1	9.9	12.1

Average fare	$214.07	$195.99	9.2
Yield per passenger mile (cents)	16.31	14.67	11.2
Passenger revenue per ASM (cents)	13.01	10.42	24.9
Operating revenue per ASM (cents)	13.88	11.29	23.0
Operating expense per ASM (cents)	15.32	13.67	12.1
Operating expense per ASM, excluding fuel(1)	9.99	9.87	1.2

Departures	87,481	78,393	11.6
Average stage length (miles)	1,199	1,231	(2.6)
Average number of operating aircraft during period	278.2	282.0	(1.3)
Average fuel cost per gallon, including fuel taxes	$3.50	$2.90	20.8
Fuel gallons consumed (millions)	219	197	11.1
Average number of full-time equivalent crewmembers	20,167	19,304	4.5
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. For example, air traffic controller shortages in the northeast have recently caused disruptions in the industry and forced us to cut back our summer capacity plans to help protect our operations. Even with the flight cutbacks, we still expect challenges in the operating environment this summer. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages, and as we expand the frequency of flights in existing markets as well as enter into new markets.
Operational challenges have had an impact on our business in the first quarter of 2023. These challenges include disruptions in our supply chains and those of our business partners, leading to aircraft delivery delays and negatively impacting the ability to source spare parts and complete maintenance on a timely basis. Additionally, reliability challenges with some of our aircraft engines using new technology have led to grounded aircraft events. These challenges have resulted - and are expected to continue to result - in flight delays and cancellations.

CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the changes in certain balance sheet data between March 31, 2023, and December 31, 2022:

(in millions)
Selected Balance Sheet Data:	March 31, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	1,333	1,042	291	27.9%
Investment securities	357	522	(165)	(31.6)%
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions)
Selected Balance Sheet Data:	March 31, 2023	December 31, 2022	$ Change	% Change
Inventories, less allowance (2023-$30; 2022-$29)	76	87	(11)	(11.7)%
Prepaid expenses and other	154	120	34	29.0%
LIABILITIES
Accounts payable	626	532	94	17.6%
Air traffic liability	1,926	1,581	345	21.8%
Other accrued liabilities	554	486	68	14.2%
Cash and cash equivalents
Cash and cash equivalents increased by $291 million, or 27.9%, to $1.3 billion as of March 31, 2023. Notable inflows during the three months ended March 31, 2023 included net proceeds from the sale of investment securities of $165 million and proceeds from a sale leaseback transaction of $38 million.
Investment securities
Investment securities decreased by $165 million, or 31.6%, primarily driven by the maturities of our commercial paper and time deposits that were outstanding at December 31, 2022.
Inventories, less allowance
Inventories, less allowance decreased by $11 million, or 11.7%, mainly driven by a decrease in our inventory of aircraft fuel.
Prepaid expense and other
Prepaid expense and other increased by $34 million, or 29.0%, driven by an increase in prepaid credit card fees in line with our increase in air traffic liability.
Accounts payable
Accounts payable increased by $94 million, or 17.6%, primarily due to increases in operating expenses coupled with timing of vendor payments.
Air traffic liability
Air traffic liability increased by $345 million, or 21.8%, driven by the strengthening of demand for future air travel.
Other accrued liabilities
Other accrued liabilities increased by $68 million, or 14.2%, primarily due to the timing of passenger tax remittances to governmental authorities. Passenger taxes are collected from customers when tickets are sold and remitted to the government authorities at a later date. The increase in passenger tax liability correlates to the increase in demand for travel.

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
At March 31, 2023, we had cash, cash equivalents, short-term investments, and long-term marketable securities of approximately $1.7 billion.

Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $405 million and $247 million for the three months ended March 31, 2023 and 2022, respectively. Lower losses, principally driven by higher operating revenues contributed to the increase in operating cash flows.
Investing Activities
During the three months ended March 31, 2023, capital expenditures related to our purchase of flight equipment included $10 million in work-in-progress relating to flight equipment, $47 million for flight equipment deposits, and $83 million for aircraft and engines. Other property and equipment capital expenditures also included $31 million in groundwork-in-progress. Investing activities for the current year period also included $165 million in net proceeds from investment securities and $33 million payment for acquisition of Spirit. We made no flight equipment deposits for the three months ended March 31, 2023 as we work with Airbus to realign such payments to anticipated delivery delays as described further in Note 6 to our condensed consolidated financial statements.
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
Financing Activities
Financing activities for the three months ended March 31, 2023 primarily consisted of proceeds from a sale leaseback transaction of $38 million offset by $109 million payments on our outstanding debt and finance lease obligations.
Financing activities for the three months ended March 31, 2022 primarily consisted of principal payments of $83 million on our outstanding debt and finance lease obligations.
Working Capital
We had working capital deficits of $1.9 billion and $1.8 billion at March 31, 2023 and December 31, 2022, respectively. Our working capital deficit increased by $80 million due to several factors, including an overall increase in our air traffic liability.
Working capital deficits are customary in the airline industry since a large portion of air traffic liability is classified within current liability.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities, which may be available to us. We expect to generate positive operating cash flow. However, we cannot predict what the effect on our business might be from the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
Contractual Obligations
Our contractual obligations at March 31, 2023 included the following (in billions):

	Payments due in
	Total	2023	2024	2025	2026	2027	2028
Debt and finance lease obligations(1)	$4.1	$0.3	$0.3	$0.3	$1.0	$0.2	$2.0
Operating lease obligations	1.0	0.1	0.1	0.1	0.1	0.1	0.5
Flight equipment purchase obligations(2)	7.7	1.5	2.2	1.7	1.3	1.0	—
Other obligations(3)	2.2	0.4	0.4	0.4	0.5	0.5	—
Total	$15.0	$2.3	$3.0	$2.5	$2.9	$1.8	$2.5
The amounts stated above do not include additional obligations incurred as of result of financing activities executed after March 31, 2023.
(1) Includes actual interest and estimated interest for floating-rate debt based on March 31, 2023 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of March 31, 2023.
(3) Amounts include non-cancelable commitments for the purchase of goods and services.
As of March 31, 2023, we are in compliance with the covenants of our debt and lease agreements. We have approximately $45 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of March 31, 2023, our fleet consisted of 130 Airbus A320 aircraft, 63 Airbus A321 aircraft, 24 Airbus A321neo aircraft, 15 Airbus A220 aircraft, and 58 Embraer E190 aircraft. Of our fleet, 228 are owned by us, 62 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. In the first quarter of 2023, we took delivery of one Airbus A321 LR aircraft and one Airbus A220 aircraft, and sold two EMBRAER E190 aircraft. As of March 31, 2023, the average age of our operating fleet was 12.5 years.
Our aircraft order book as of March 31, 2023 is as follows(1):

Year	Airbus A321neo	Airbus A220	Total
2023	11	17	28
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total	61	85	146
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2023. For deliveries after 2023, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. While these financings may or may not result in an increase in liabilities on our balance sheet, we expect our fixed costs to increase regardless of the financing method ultimately chosen. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
Off-Balance Sheet Arrangements
Although some of our aircraft lease arrangements are with variable interest entities, as defined by Topic 810, Consolidations of the FASB Codification, none of them require consolidation in our condensed consolidated financial statements. Our decision to finance these aircraft through operating leases rather than through debt was based on an analysis of the cash flows and tax consequences of each financing alternative and a consideration of liquidity implications. We are responsible for all maintenance, insurance, and other costs associated with operating these aircraft; however, we have not made any residual value or other guarantees to our lessors.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2022 Form 10-K.
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
This Report (or otherwise made by JetBlue or on JetBlue’s behalf) contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events. These statements are intended to qualify for the “safe harbor” from liability established by the Private Securities Litigation Reform Act of 1995. When used in this document and in documents incorporated herein by reference, the words “expects,” “plans,” “intends,” “anticipates,” “indicates,” “remains,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “goals,” “targets” and similar expressions are intended to identify forward-looking statements. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic and government-imposed measures to control its spread; risk associated with execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of lawsuits filed against us related to our Northeast Alliance with American Airlines Group Inc.; the occurrence of any event, change or other circumstances that could give rise to the right of JetBlue or Spirit Airlines Inc. ("Spirit") or both of them to terminate the Merger Agreement; failure to obtain certain governmental approvals necessary to consummate the merger with Spirit (the "Merger"); the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us and Spirit related to the Merger; risks associated with failure to consummate the Merger in a timely manner or at all; risks associated with the pendency of the Merger and related business disruptions; indebtedness following consummation of the Merger and associated impacts on business flexibility, borrowing costs and credit ratings; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all; challenges associated with successful integration of Spirit's operations; expenses related to the Merger and integration of Spirit; the potential for loss of management personal and other key crewmembers as a result of the Merger; risks associated with effective management of the combined company following the Merger; risks associated with JetBlue being bound by all obligations and liabilities of Spirit following consummation of the Merger; risks associated with the integration of JetBlue and Spirit workforce, including with respect to negotiation of labor agreements and labor costs; the impact of the Merger on JetBlue’s earnings per share; risks associated with cybersecurity incidents; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with our reputation and brand; our significant fixed obligations; our substantial indebtedness; financial risks associated with credit card processors; restrictions as a result of our participation in governmental support programs; risks associated with seeking short-term additional financing liquidity; failure to realize the value of intangible or long-lived assets; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with future environmental regulations; the impacts of federal budget constraints or federally imposed furloughs; climate change; changes in government regulations in our industry; acts of war or terrorism; global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; and risks associated with the implementation of 5G wireless technology near airports that we operate in. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration the Merger with Spirit.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Further information concerning these and other factors is contained in JetBlue's filings with the Securities and Exchange Commission
(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(the "SEC"), including but not limited to in our 2022 Form 10-K. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Operating Expenses per Available Seat Mile, excluding Fuel and Related Taxes, Other Non-Airline Operating Expenses, and Special Items ("CASM Ex-Fuel")
Operating expenses per available seat mile ("CASM") is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JBV and JetBlue Travel Products, and special items from operating expenses to determine CASM ex-fuel, which is a non-GAAP financial measure.
For the three months ended March 31, 2023, special items included costs related to our acquisition of Spirit Airlines and union contract costs.
There were no special items for the three months ended March 31 2022.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL
	Three Months Ended March 31,
	2023		2022
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM
Total operating expenses	$2,570	$15.32	$2,103	$13.67
Less:
Aircraft fuel and related taxes	765	4.56	571	3.71
Other non-airline expenses	18	0.09	14	0.09
Special items	112	0.68	—	—
Operating expenses, excluding fuel	$1,675	$9.99	$1,518	$9.87
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
Operating Expense, Loss before Taxes, Net Loss and Loss per Share, excluding Special Items and Net Gain on Investments
Our GAAP results in the applicable periods were impacted by charges that were deemed special items.
For the three months ended March 31, 2023, special items included costs related to our acquisition of Spirit Airlines and union contract costs.
There were no special items for the three months ended March 31 2022.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mark-to-market and certain net gains on our investments were also excluded from our results for the three months ended March 31, 2023.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, LOSS BEFORE TAXES, NET LOSS AND LOSS PER SHARE EXCLUDING SPECIAL ITEMS AND NET GAIN ON INVESTMENTS
	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Total operating revenues	$2,328	$1,736

Total operating expenses	$2,570	$2,103
Less: Special items	112	—
Total operating expenses excluding special items	$2,458	$2,103

Operating loss	$(242)	$(367)
Add back: Special items	112	—
Operating loss excluding special items	$(130)	$(367)

Operating margin excluding special items	(5.6)%	(21.1)%

Loss before income taxes	$(266)	$(398)
Add back: Special items	112	—
Less: Net gain on investments	3	2
Loss before income taxes excluding special items and net gain on investments	$(157)	$(400)

Pre-tax margin excluding special items and net gain on investments	(6.8)%	(23.0)%

Net loss	$(192)	$(255)
Add back: Special items	112	—
Less: Income tax benefit related to special items	29	—
Less: Net gain on investments	3	2
Less: Income tax expense related to gain on investments	(1)	(1)
Net loss excluding special items and net gain on investments	$(111)	$(256)

Loss Per Common Share:
Basic	$(0.58)	$(0.79)
Add back: Special items, net of tax	0.25	—
Less: Net gain on investments, net of tax	0.01	0.01
Basic excluding special items and net gain on investments	$(0.34)	$(0.80)

Diluted	$(0.58)	$(0.79)
Add back: Special items, net of tax	0.25	—
Less: Net gain on investments, net of tax	0.01	0.01
Diluted excluding special items and net gain on investments	$(0.34)	$(0.80)

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW
	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$405	$247
Less: Capital expenditures	(172)	(85)
Less: Predelivery deposits for flight equipment	—	(49)
Free Cash Flow	$233	$113

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2022 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2023 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $282 million. As of March 31, 2023, we have hedged 30.5% of our projected fuel requirement for the second quarter of 2023, 30.1% for the third quarter of 2023 and 20.0% for the fourth quarter of 2023.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.5 billion of our debt and finance lease obligations, with the remaining $48 million having floating interest rates. As of March 31, 2023, if interest rates were on average 100 basis points higher in 2023, our annual interest expense would not materially increase. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2023 than they were during 2022, our interest income from cash and investment balances would decrease by approximately $2 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2022 Form 10-K, includes a discussion of our risk factors which are incorporated herein. There have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5. OTHER INFORMATION
Transaction Incentive Awards
In connection with the Company’s proposed merger (the “Merger”) with Spirit Airlines, Inc. (“Spirit”), on April 25, 2023 and April 27, 2023 the Compensation Committee and the Board approved transaction incentive awards (“Transaction Incentive Awards”) comprised of cash (25%), performance stock units (“PSUs”) (25%) and restricted stock units (“RSUs”) (50%), for the named executive officers (“NEOs”). The target amounts for the Transaction Incentive Awards to the NEOs are as follows: $2,000,000 for Robin Hayes, $1,100,000 for Joanna Geraghty, $1,500,000 for Ursula Hurley, $700,000 for Carol Clements and $1,250,000 for Brandon Nelson.
The cash portion of the Transaction Incentive Awards is designed to recognize the past, current and future efforts by the NEOs necessary to achieve a successful completion of the Merger and integration of the two companies. The cash portion of the award will vest on the first anniversary of the grant date and is subject to the NEOs continued employment with the Company.
The RSUs and PSUs portions of the Transaction Incentive Awards were granted under, and pursuant to the terms and conditions of, the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”). The RSUs and PSUs are designed to retain and motivate our NEOs and to further align their interests with those of our stockholders throughout the planning and completion of the Merger and the integration of the two companies.
The RSUs will vest on the second anniversary of the grant date and are otherwise subject to the same terms and conditions provided under the form of RSU award agreement previously disclosed by the Company.
The PSUs will settle as soon as reasonably practicable following the certification of performance results by the Compensation Committee, based on the level of achievement of pre-established performance goals and subject to the consummation of the Merger, following a three-year performance period commencing on January 1, 2023 and subject to the terms and conditions of the form of PSU award agreement filed herewith as Exhibit 10.2. If the Merger is not consummated, the PSUs will be forfeited in their entirety.
The Compensation Committee and the Board determined that the three components of the Transaction Incentive Awards would collectively reward, retain and incentivize the NEOs for their efforts, while also continuing to tie pay to performance (including but not limited to the successful integration of the two companies).
The foregoing description of the RSUs and PSUs are summaries and are qualified in their entirety by reference to the complete terms of the Plan and applicable forms of award agreement, each as incorporated by reference herein. The Plan was filed as Exhibit 10.31 to the Company’s Current Report on Form 8-K, filed on May 20, 2020, the form of RSU award agreement was filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2021 and the form of PSU award agreement for the Transaction Incentive Awards is filed herewith as Exhibit 10.2.
Executive Compensation Awards
As previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and March 31, 2022, in April 2021 and April 2022 certain NEOs were granted Executive Retention Awards (“ERAs”), subject to

PART II. OTHER INFORMATION

the lapse of compensation restrictions under the grants and loans the Company received from the U.S. Department of the Treasury under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the United States Consolidated Appropriations Act, and the American Rescue Plan Act of 2021 (collectively referred to as the “Government Support”). A portion of the ERAs is also subject to the achievement of certain performance conditions.
The Government Support restrictions lapsed on April 1, 2023 and, on April 27, 2023, the Board certified the achievement of the performance conditions, two successive quarters of positive EBITDA, for the performance-based ERAs and approved an additional payment based on the Company’s achievement of five out of six quarters of positive EBITDA, in the following amounts: $200,000 for Robin Hayes, $60,000 for Joanna Geraghty, $485,000 for Ursula Hurley and $135,000 for Brandon Nelson. The payments pursuant to the ERAs will be made on May 5, 2023.
Changes to Chief Financial Officer Compensation
Upon the lapse of the Government Support restrictions, the Compensation Committee established new target compensation levels under our executive compensation programs for our Chief Financial Officer, Ursula Hurley, as described below. In establishing this new target compensation, the Compensation Committee took into account Ms. Hurley’s experience and responsibility, the Company’s compensation philosophy and focus on performance-based compensation, and the compensation of similarly situated executives at other comparable companies.
Ms. Hurley’s new target compensation levels were approved by the Compensation Committee on April 24, 2023 and will be effective as of May 1, 2023. Ms. Hurley’s target base salary was increased to $575,000, her target annual short-term incentive was increased to 100% of base salary, and her target annual long-term incentive was set at $1,900,000, comprised of RSUs and PSUs.

ITEM 6. EXHIBITS
See accompanying Exhibit Index for a list of the exhibits filed or furnished with this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 17, 2023 and filed on February 17, 2023.
10.1†*	Form of Performance Stock Unit Award Agreement
10.2†*	Form of Performance Stock Unit Award Agreement (Transaction Incentives)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Compensatory plans in which the directors and executive officers of JetBlue participate.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 28, 2023	By:	/s/ Al Spencer
Al Spencer
Vice President, Controller and Principal Accounting Officer