Form 10-Q
period 2023-06-30
JETBLUE AIRWAYS CORP
filed 2023-08-01
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2023, there were 333,250,321 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained in this Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “expects,” “plans,” “intends,” “anticipates,” “indicates,” “remains,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “goals,” “targets” or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, our expectations regarding the planned wind-down of the Northeast Alliance with American Airlines and the related impact on our business, financial condition and results of operations, and our expectations regarding the outcome of the lawsuits challenging our merger with Spirit. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic and government-imposed measures to control its spread; risk associated with execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of legal proceedings with respect to our Northeast Alliance with American Airlines Group Inc. and our planned wind-down of the Northeast Alliance; the occurrence of any event, change or other circumstances that could give rise to the right of JetBlue or Spirit Airlines Inc. (“Spirit”) or both of them to terminate the Merger Agreement; failure to obtain certain governmental approvals necessary to consummate the merger with Spirit (the “Merger”); the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us and Spirit related to the Merger; risks associated with failure to consummate the Merger in a timely manner or at all; risks associated with the pendency of the Merger and related business disruptions; indebtedness following consummation of the Merger and associated impacts on business flexibility, borrowing costs and credit ratings; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all; challenges associated with successful integration of Spirit's operations; expenses related to the Merger and integration of Spirit; the potential for loss of management personnel and other key crewmembers as a result of the Merger; risks associated with effective management of the combined company following the Merger; risks associated with JetBlue being bound by all obligations and liabilities of the combined company following consummation of the Merger; risks associated with the integration of JetBlue and Spirit workforce, including with respect to negotiation of labor agreements and labor costs; the impact of the Merger on JetBlue’s earnings per share; risks associated with cybersecurity and privacy, including information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; our substantial indebtedness and impact on our ability to meet future financing needs; financial risks associated with credit card processors; restrictions as a result of our participation in governmental support programs under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with future environmental regulations; the impacts of federal budget constraints or federally imposed furloughs; impact of global climate change and legal, regulatory or market response to such change; changes in government regulations in our industry; acts of war or terrorism; changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; and risks associated with the implementation of 5G wireless technology near airports that we operate in. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration of the Merger with Spirit.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Further information concerning these and other factors is contained in JetBlue's filings with the U.S. Securities and Exchange Commission (the “SEC”), including but not limited to in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,462	$1,042
Investment securities	205	350
Receivables, less allowance (2023-$2; 2022-$4)	309	317
Inventories, less allowance (2023-$32; 2022-$29)	89	87
Prepaid expenses and other	165	120
Total current assets	2,230	1,916
PROPERTY AND EQUIPMENT
Flight equipment	12,169	11,727
Predelivery deposits for flight equipment	385	415
Total flight equipment and predelivery deposits, gross	12,554	12,142
Less accumulated depreciation	3,798	3,578
Total flight equipment and predelivery deposits, net	8,756	8,564
Other property and equipment	1,303	1,314
Less accumulated depreciation	767	731
Total other property and equipment, net	536	583
Total property and equipment, net	9,292	9,147
OPERATING LEASE ASSETS	621	660
OTHER ASSETS
Investment securities	169	172
Restricted cash	148	146
Intangible assets, less accumulated amortization (2023-$485; 2022-$455)	333	298
Other	688	706
Total other assets	1,338	1,322
TOTAL ASSETS	$13,481	$13,045

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$699	$532
Air traffic liability	1,751	1,581
Accrued salaries, wages and benefits	530	498
Other accrued liabilities	526	486
Current operating lease liabilities	113	97
Current maturities of long-term debt and finance lease obligations	271	554
Total current liabilities	3,890	3,748
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,486	3,093
LONG-TERM OPERATING LEASE LIABILITIES	578	639
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	774	770
Air traffic liability - non-current	726	738
Other	473	494
Total deferred taxes and other liabilities	1,973	2,002
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 492 and 486 shares issued and 333 and 327 shares outstanding at June 30, 2023 and December 31, 2022, respectively	5	5
Treasury stock, at cost; 159 shares at June 30, 2023 and December 31, 2022	(1,998)	(1,995)
Additional paid-in capital	3,183	3,129
Retained earnings	2,370	2,424
Accumulated other comprehensive loss	(6)	—
Total stockholders’ equity	3,554	3,563
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,481	$13,045

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES
Passenger	$2,460	$2,302	$4,641	$3,904
Other	150	143	296	277
Total operating revenues	2,610	2,445	4,937	4,181
OPERATING EXPENSES
Aircraft fuel and related taxes	599	910	1,365	1,481
Salaries, wages and benefits	772	695	1,514	1,383
Landing fees and other rents	163	149	323	281
Depreciation and amortization	155	145	306	288
Aircraft rent	34	27	66	53
Sales and marketing	82	78	157	135
Maintenance, materials and repairs	170	162	345	313
Other operating expenses	376	348	732	683
Special items	24	44	136	44
Total operating expenses	2,375	2,558	4,944	4,661
OPERATING INCOME (LOSS)	235	(113)	(7)	(480)
OTHER INCOME (EXPENSE)
Interest expense	(47)	(40)	(93)	(77)
Interest income	23	8	40	12
Gain (loss) on investments, net	4	(5)	7	(4)
Other	1	(1)	3	—
Total other expense	(19)	(38)	(43)	(69)
INCOME (LOSS) BEFORE INCOME TAXES	216	(151)	(50)	(549)
Income tax benefit (expense)	(78)	(37)	(4)	106
NET INCOME (LOSS)	$138	$(188)	$(54)	$(443)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.41	$(0.58)	$(0.16)	$(1.38)
Diluted	$0.41	$(0.58)	$(0.16)	$(1.38)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,
	2023	2022
NET INCOME (LOSS)	$138	$(188)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $(1) and $0 in 2023 and 2022, respectively.	(1)	(1)
Total other comprehensive loss	(1)	(1)
COMPREHENSIVE INCOME (LOSS)	$137	$(189)

	Six Months Ended June 30,
	2023	2022
NET LOSS	$(54)	$(443)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $(2) and $0 in 2023 and 2022, respectively.	(6)	(2)
Total other comprehensive loss	(6)	(2)
COMPREHENSIVE LOSS	$(60)	$(445)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54)	$(443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	4	(101)
Depreciation	276	262
Amortization	30	26
Impairment of long-lived asset	—	5
Stock-based compensation	22	18
Changes in certain operating assets and liabilities	386	537
Other, net	(1)	(5)
Net cash provided by operating activities	663	299
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(439)	(274)
Predelivery deposits for flight equipment	(18)	(65)
Purchase of held-to-maturity investments	(37)	(85)
Purchase of available-for-sale securities	(155)	(461)
Proceeds from the sale/maturity of held-to-maturity investments	7	2
Proceeds from the sale of available-for-sale securities	333	405
Payment for Spirit Airlines acquisition	(66)	—
Other, net	—	(7)
Net cash used in investing activities	(375)	(485)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	78	—
Proceeds from sale-leaseback transactions	228	—
Proceeds from issuance of common stock	31	29
Repayment of long-term debt and finance lease obligations	(200)	(189)
Acquisition of treasury stock	(3)	(6)
Other, net	—	(35)
Net cash provided by (used in) financing activities	134	(201)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	422	(387)
Cash, cash equivalents and restricted cash at beginning of period	1,188	2,077
Cash, cash equivalents and restricted cash at end of period (1)	$1,610	$1,690

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$(32)	$(60)
Cash proceeds from income tax refunds (net of payments)	52	49

NON-CASH TRANSACTIONS
Operating lease assets obtained under operating leases	$14	$60

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$1,462	$1,611
Restricted cash (2)	148	79
Total cash, cash equivalents and restricted cash	$1,610	$1,690
(2) Restricted cash primarily consists of funds held in escrow for estimated workers' compensation obligations and other letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	487	$5	159	$(1,998)	$3,139	$2,232	$(5)	$3,373
Net income	—	—	—	—	—	138	—	138
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	12	—	—	12
Stock issued under crewmember stock purchase plan	5	—	—	—	32	—	—	32
Balance at June 30, 2023	492	$5	159	$(1,998)	$3,183	$2,370	$(6)	$3,554

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2022	479	$5	158	$(1,995)	$3,058	$2,531	$(1)	$3,598
Net loss	—	—	—	—	—	(188)	—	(188)
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7
Stock issued under crewmember stock purchase plan	3	—	—	—	30	—	—	30
Balance at June 30, 2022	482	$5	158	$(1,995)	$3,095	$2,343	$(2)	$3,446

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(54)	—	(54)
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Vesting of restricted stock units	1	—	—	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	22	—	—	22
Stock issued under crewmember stock purchase plan	5	—	—	—	32	—	—	32
Balance at June 30, 2023	492	$5	159	$(1,998)	$3,183	$2,370	$(6)	$3,554

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(443)	—	(443)
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Vesting of restricted stock units	1	—	—	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	18	—	—	18
Stock issued under crewmember stock purchase plan	3	—	—	—	30	—	—	30
Balance at June 30, 2022	482	$5	158	$(1,995)	$3,095	$2,343	$(2)	$3,446

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation (“JetBlue”) provides air transportation services across the United States, the Caribbean, Latin America, Canada, the United Kingdom and France. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company”. All majority-owned subsidiaries are consolidated on a line-by-line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2022 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
These condensed consolidated financial statements are unaudited and have been prepared by us in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In our opinion, they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures included herein are adequate to make the information presented not misleading.
Note 2 - Revenue Recognition
The Company categorizes the revenues received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides the revenues recognized by revenue source for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passenger revenue
Passenger travel	$2,289	$2,162	$4,315	$3,651
Loyalty revenue - air transportation	171	140	326	253
Other revenue
Loyalty revenue	104	95	204	184
Other revenue	46	48	92	93
Total revenue	$2,610	$2,445	$4,937	$4,181
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	June 30, 2023	December 31, 2022
Air traffic liability - passenger travel	$1,451	$1,291
Air traffic liability - loyalty program (air transportation)	990	1,000
Deferred revenue (1)	511	530
Total	$2,952	$2,821
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the six months ended June 30, 2023 and 2022, we recognized passenger revenue of $1.1 billion and $973 million, respectively, that was included in passenger travel liability at the beginning of the respective periods.
TrueBlue® points are combined into one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the six months ended June 30, 2023 and 2022 (in millions):

Balance at December 31, 2022	$1,000
TrueBlue® points redeemed	(327)
TrueBlue® points earned and sold	317
Balance at June 30, 2023	$990

Balance at December 31, 2021	$891
TrueBlue® points redeemed	(253)
TrueBlue® points earned and sold	289
Balance at June 30, 2022	$927
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the six months ended June 30, 2023, we made principal payments of $200 million on our outstanding debt and finance lease obligations.
At June 30, 2023, we had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.2 billion as security under various financing arrangements.
At June 30, 2023, scheduled maturities of our long-term debt and finance lease obligations were as follows (in millions):

Year	Total
Remainder of 2023	$134
2024	251
2025	220
2026	959
2027	207
2028 and thereafter	1,986
Total	$3,757

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at June 30, 2023 and December 31, 2022 were as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	490	352	504	345
2019-1 Series A, due through 2028	153	126	157	124
2019-1 Series B, due through 2027	76	81	82	87
2020-1 Series A, due through 2032	527	455	546	457
2020-1 Series B, due through 2028	126	134	135	142
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	—	—	61	60
Fixed rate equipment notes, due through 2028	381	320	447	422
Floating rate equipment notes, due through 2030 (2)	120	100	56	49
Sale-leaseback transactions, due through 2035	565	419	341	329
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	130	259	126
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	70	144	68
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	65	132	62
Convertible senior notes due 2026	741	560	739	534
Total (3)	$3,756	$2,855	$3,645	$2,848
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
(2) Floating rate debt is equal to Secured Overnight Financing Rate (“SOFR”), plus an applicable margin.
(3) Total excludes finance lease obligations of $1 million and $2 million at June 30, 2023 and December 31, 2022, respectively.
We have financed certain aircraft with Enhanced Equipment Trust Certificates (“EETCs”). One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes, which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity (“VIE”), as defined in Topic 810, Consolidation of the Financial Accounting Standards Board (“FASB”) Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the creditworthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us, and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equipment Notes
In the second quarter of 2023, JetBlue entered into an agreement to finance certain aircraft for an aggregate principal amount of $78 million, bearing interest at a floating rate of SOFR plus a margin. Debt incurred under the agreement matures in 2030, with principal and interest payable quarterly in arrears.
2023 Sale-Leaseback Transactions
During the six months ended June 30, 2023, we entered into $228 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
Short-term Borrowings
Citibank Line of Credit
On October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated Facility”), amending and restating the Company's existing $550 million credit facility. The Second Amended and Restated Facility is among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto. The Second Amended and Restated Facility modifies the existing credit facility to, among other things, (i) increase the lending commitments by $50 million, for total lending commitments of $600 million, and (ii) establish the maturity date for the $600 million in lending commitments as October 21, 2024. Borrowings under the Second Amended and Restated Facility bear interest at a variable rate based on SOFR, plus a margin of 2.00% per annum, or another rate (at JetBlue's election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. The Second Amended and Restated Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Second Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets.
As of and for the periods ended June 30, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. As of and for the periods ended June 30, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this line of credit.
2022 $3.5 Billion Senior Secured Bridge Facility
In connection with the entry into the Merger Agreement, as defined in Note 12, JetBlue entered into a Second Amended and Restated Commitment Letter (the “Commitment Letter”), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit Airlines, Inc. (“Spirit”). As of and for the periods ended June 30, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this facility.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted methods. There were no anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts for the three months ended June 30, 2023. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings (loss) per share amounts were 1.5 million for the three months ended June 30, 2022. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings (loss) per share amounts were 1.7 million and 2.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
The following table shows how we computed earnings (loss) per common share for the three and six months ended June 30, 2023 and 2022 (dollars and share data in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$138	$(188)	$(54)	$(443)

Weighted average basic shares	331.9	323.1	330.0	321.9
Effect of dilutive securities	1.7	—	—	—
Weighted average diluted shares	$333.6	323.1	$330.0	321.9

Earnings (loss) per common share
Basic	$0.41	$(0.58)	$(0.16)	$(1.38)
Diluted	$0.41	$(0.58)	$(0.16)	$(1.38)
Note 5 - Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan (the “Plan”), covering all of our crewmembers, where we match 100% of our crewmember contributions up to 5% of their eligible wages. The contributions vest over three years and are measured from a crewmember's hire date. Crewmembers are immediately vested in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest over three years and are measured from the non-management crewmember's hire date.
Certain Federal Aviation Administration (“FAA”)-licensed crewmembers receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage.
Our pilots receive a non-elective Company contribution of 16% of eligible pilot compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association (“ALPA”), in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. The Company's non-elective contribution of eligible pilot compensation vests after three years of service.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended June 30, 2023 and 2022 was $72 million and $63 million, respectively and for the six months ended June 30, 2023 and 2022 was $138 million and $125 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2023, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, is set forth in the table below (in millions):

Flight equipment commitments (1)
Year	Total
Remainder of 2023 (2)	$1,270
2024	2,189
2025	1,701
2026	1,334
2027	987
Total	$7,481
(1) The timing of these commitments is based on our contractual agreements and may be subject to change based on modifications to contractual agreements or changes in the delivery schedules.
(2) Refer to the note in the flight equipment delivery table below for our 2023 capacity planning assumptions.
As of June 30, 2023, our firm aircraft orders included the following aircraft:

Flight equipment deliveries (1)
Year	Airbus A321neo	Airbus A220	Total
Remainder of 2023 (2)	9	15	24
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total (3)	59	83	142
(1) The aircraft orders stated above represents the current delivery schedule set forth in our Airbus order book as of June 30, 2023.
(2) Due to Airbus delivery delays, our full-year 2023 capacity planning assumes delivery of 11 A220, four A321neo, and four A321neo LR aircraft, of which six have been delivered through June 30, 2023.
(3) In addition, we have options to purchase an additional 20 A220-300 aircraft.
Other Commitments and Contingencies
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
As of June 30, 2023, we had $52 million in assets serving as collateral for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms. We also had a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partner LLC (“JMP”), a private entity that will finance, develop, and operate John F. Kennedy International Airport (“JFK”) Terminal 6. The letters of credit are included in restricted cash on the consolidated balance sheets. Additionally, we had $29 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Except for our pilots and inflight crewmembers who are represented by the Air Line Pilots Association (“ALPA”) and the Transport Workers Union of America (“TWU”), respectively, our other frontline crewmembers do not have third party representation.
Air Line Pilots Association
In April 2021, ALPA, on behalf of the JetBlue pilot group, filed a grievance relating to the Northeast Alliance Agreement (“NEA”), an expanded codeshare and marketing alliance between JetBlue and American Airlines, Inc. (“American”) at four northeast airports. ALPA claims that in entering the NEA, JetBlue violated certain scope clauses as contained in the pilots’ ALPA collective bargaining agreement. As a result of the mediation process, the parties agreed to certain changes to the collective bargaining agreement. The agreement was ratified by the JetBlue pilot group in April 2022.
In January 2023, JetBlue pilots approved a two-year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from pay rate increases of $95 million. This was recorded as an expense within special items in the first quarter of 2023.
International Association of Machinists and Aerospace Workers
In September 2022, the International Association of Machinists and Aerospace Workers filed for an election to unionize our ground operations crewmembers. In February 2023, our crewmembers voted to maintain our direct relationship rather than to unionize.
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
In July 2020, JetBlue and American entered into the NEA which was designed to optimize our respective networks at JFK, LaGuardia, Newark, and Boston. Following review and agreement by the Department of Transportation (“DOT”), JetBlue and American began implementing the NEA in July 2021. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the district of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA. On July 5, 2023, we announced that we do not plan to appeal the court’s determination that the NEA cannot continue as currently crafted, and instead had initiated a wind down of the NEA. On July 14, 2023, JetBlue and American announced that beginning on July 21, 2023, JetBlue customers will no longer be able to book new codeshare bookings on American and vice versa. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Injunction (“Final Injunction”). The Final Injunction is effective August 18, 2023 and sets forth, among other things, provisions for the prompt and certain termination of the NEA, including applicable dates for the termination of JetBlue and American Airlines' revenue-sharing arrangements and procedures governing the termination of any remaining slot-sharing agreements. Pursuant to the Final Injunction, JetBlue and American Airlines may not enter into any new alliance, partnership, joint venture, or other agreement with each other, if such agreement provides for revenue sharing, or for coordination of routes or capacity, in a manner substantially similar to the NEA for a period of ten years following the effectiveness of the Final Injunction. The wind down of the NEA could result in a disruption to our business, require us to incur additional costs and ultimately have an adverse impact on our business, financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from four airports (JFK, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport) from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue believes these lawsuits are without merit and that the equitable claims have been rendered moot following the commencement of the NEA wind down. We will continue to work through the legal process to achieve a wind down plan designed to protect consumers. Given the nature of these cases, we are unable to estimate the reasonably possible loss or range of loss, if any, arising from this matter.
We are also subject to a number of legal proceedings initiated by individual consumers, the Department of Justice and Attorneys General in six states and the District of Columbia alleging that our pending acquisition of Spirit violates Section 7 of the Clayton Act. For more information, see Note 12.
Note 7 - Fair Value
Under Topic 820, Fair Value Measurement of the FASB Accounting Standards Codification, (the “Codification”) disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
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
The following is a listing of our assets and liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$645	$—	$—	$645
Available-for-sale investment securities	—	154	13	167
Aircraft fuel derivatives	—	3	—	3

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$665	$—	$—	$665
Available-for-sale investment securities	—	324	13	337
Equity investment securities	8	—	—	8
Aircraft fuel derivatives	—	3	—	3
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2023 and December 31, 2022.
Cash equivalents
Our cash equivalents include money market securities and time deposits, which are readily convertible into cash, have maturities of three months or less when purchased, and are considered to be highly liquid and easily tradable. The money market securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, commercial paper and convertible debt securities. The fair values of time deposits and commercial paper are based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The fair values of convertible debt securities are based on unobservable inputs and are classified as Level 3 in the hierarchy.
Equity investment securities
Our equity investment securities include investments in common stocks of publicly traded companies. The fair values of these instruments are classified as Level 1 in the hierarchy as they are based on unadjusted quoted prices in active markets for identical assets. We did not have any material equity investment securities as of June 30, 2023.
Our wholly-owned subsidiary, JetBlue Technology Ventures, LLC (“JBV”), has equity investments in emerging companies that do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Held-to-maturity investment securities
Our held-to-maturity investment securities consist of corporate bonds, which are stated at amortized cost. If the corporate bonds were measured at fair value, they would be classified as Level 2 in the fair value hierarchy, based on quoted prices in active markets for similar securities.
We do not intend to sell these investment securities. Those securities that will mature in twelve months or less are included in short-term investments on our consolidated balance sheets. Those securities with remaining maturities greater than twelve months are included in long-term investments on our consolidated balance sheets.
The carrying value and estimated fair value of our held-to-maturity investment securities, were as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$207	$200	$177	$170
Note 8 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.
Available-for-sale investment securities. We did not record any material gains or losses on these securities during the three and six months ended June 30, 2023 and 2022.
Held-to-maturity investment securities. We did not record any material gains or losses on held-to-maturity investment securities during the three and six months ended June 30, 2023 and 2022.
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
Available-for-sale investment securities
Time deposits	$150	$285
Commercial paper	4	39
Debt securities	13	13
Total available-for-sale investment securities	167	337
Held-to-maturity investment securities
Corporate bonds	207	177
Total held-to-maturity investment securities	207	177
Total investments in debt securities	$374	$514
Investments in Equity Securities
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. The carrying amount of our equity method investments was $39 million and $38 million as of June 30, 2023 and December 31, 2022, respectively, and is included within other assets on our consolidated balance sheets. We did not record any material gains or losses on these investments during the three and six months ended June 30, 2023. We recognized a gain of $2 million on one of our equity method investments related to its issuance of additional shares upon the closing of a subsequent financing round in gain on investments on our consolidated statement of operations during the six months ended June 30, 2022. Our share of our equity method investees’ financial results is included in other income on our consolidated statement of operations.

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
Other Investments
Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. We had an immaterial carrying amount of equity investment securities as of June 30, 2023 and a carrying amount of $8 million as of December 31, 2022 recorded within investment securities in the current asset section of our consolidated balance sheet. We recognized a net realized gain of $4 million and $6 million on our equity investment securities primarily related to the sale of one of our equity investments in other income on our consolidated statement of operations during the three and six months ended June 30, 2023, respectively. We recognized an unrealized loss of $6 million and $8 million in other income on our consolidated statement of operations during the three and six months ended June 30, 2022, respectively.
JBV has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative that allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments, which is included within other assets on our consolidated balance sheet, was $90 million and $83 million as of June 30, 2023 and December 31, 2022, respectively. We did not record any material gains or losses on these investments during the three and six months ended June 30, 2023 or 2022.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is also accounted for under the measurement alternative described above, and is recorded in the other assets section of the consolidated balance sheet. The carrying amount of this investment was $14 million as of June 30, 2023 and December 31, 2022.
Note 9 - Financial Derivative Instruments and Risk Management
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
Aircraft Fuel Derivatives
We attempt to obtain cash flow hedge accounting treatment for each fuel derivative that we enter into. This treatment is provided for under the Derivatives and Hedging topic of the FASB Codification, which allows for gains and losses on the effective portion of qualifying hedges to be deferred until the underlying planned aircraft fuel consumption occurs, rather than recognizing the gains and losses on these instruments into earnings during each period they are outstanding. The effective portion of realized fuel hedging derivative gains and losses is recognized in aircraft fuel expense in the period during which the underlying fuel is consumed.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2023 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Aircraft fuel call option spread agreements
Third Quarter 2023	30%
Fourth Quarter 2023	30%
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	June 30, 2023	December 31, 2022
Fuel Derivatives
Asset fair value recorded in prepaid expense and other current assets	3	3
Longest remaining term (months)	3	3
Hedged volume (barrels, in thousands)	3,240	450
Estimated amount of existing losses expected to be reclassified into earnings in the next 12 months	$6	$2

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fuel Derivatives
Hedge effectiveness loss recognized in aircraft fuel expense	$(4)	$—	$(3)	$—
Hedge losses on derivatives recognized in comprehensive income	$(6)	$—	$(11)	$—
Percentage of actual consumption economically hedged	30%	—%	20%	—%
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
There were no offsetting derivative instruments as of June 30, 2023 and December 31, 2022.
Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized loss on available-for-sale securities. A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2023 and 2022 is as follows (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Aircraft fuel derivatives	Available-for-sale securities	Total
Balance of accumulated loss, at March 31, 2023	$(4)	$(1)	$(5)
Reclassifications into earnings, net of taxes of $1 (1)	3	—	3
Change in fair value, net of taxes of $(2)	(4)	—	(4)
Balance of accumulated loss, at June 30, 2023	$(5)	$(1)	$(6)

Balance of accumulated loss, at March 31, 2022	$—	$(1)	$(1)
Reclassifications into earnings, net of taxes $0 (1)	—	—	—
Change in fair value, net of taxes of $0	—	(1)	(1)
Balance of accumulated loss, at June 30, 2022	$—	$(2)	$(2)

    (1) Reclassified to aircraft fuel expense.
A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2023 and 2022 is as follows (in millions):

	Aircraft fuel derivatives	Available-for-sale securities	Total
Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes of $1 (1)	2	—	2
Change in fair value, net of taxes of $(3)	(8)	—	(8)
Balance of accumulated loss, at June 30, 2023	$(5)	$(1)	$(6)

Balance of accumulated income (loss), at December 31, 2021	$—	$—	$—
Reclassifications into earnings, net of taxes $0 (1)	—	—	—
Change in fair value, net of taxes of $0	—	(2)	(2)
Balance of accumulated income (loss), at June 30, 2022	$—	$(2)	$(2)
(1) Reclassified to aircraft fuel expense.
Note 11 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Special Items
Spirit acquisition costs (1)	$24	$7	$41	$7
Embraer E190 fleet transition (2)	—	5	—	5
Union contract costs (3)	—	32	95	32
Total	$24	$44	$136	$44
(1) Spirit acquisition costs primarily relate to consulting, professional and legal fees.
(2) Fleet impairment charges relate to losses on certain Embraer E190 aircraft and spare parts as a result of our fleet

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

transition.
(3) As discussed in Note 6, union contract costs relate to ratification payments and adjustments to paid-time-off accruals resulting from pay rate increases.
Note 12 - Entry into Merger Agreement with Spirit
As previously disclosed, on July 28, 2022, JetBlue entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit and Sundown Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving corporation (the “Merger”).
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
On or prior to the last business day of each calendar month commencing after December 31, 2022, until the earlier of (a) the Closing Date and (b) the termination of the Merger Agreement in accordance with its terms, JetBlue will pay or cause to be paid to the holders of record of outstanding Shares as of a date not more than five business days prior to the last business day of such month, an amount in cash equal to $0.10 per Share (such amount, the “Additional Prepayment Amount,” each such monthly payment, an “Additional Prepayment”). During the quarter ending on June 30, 2023, JetBlue has made an aggregate of $33 million in Additional Prepayments to Spirit shareholders resulting in a total prepayment of $363 million. This prepayment is included in other assets in the Company's consolidated balance sheets as of June 30, 2023.
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
On November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the “Private Merger Lawsuit”). The lawsuit also seeks to enjoin the NEA. On March 7, 2023, the U.S. Department of Justice, along with the Attorneys General of two states and the District of Columbia filed suit in the U.S. District Court for the District of Massachusetts against JetBlue and Spirit, alleging that the Merger violates Section 7 of the Clayton Act (the “Government Merger Lawsuit”). On March 29, 2023, the Private Merger Lawsuit was transferred to the U.S. District Court for the District of Massachusetts. On March 31, 2023, the Attorneys General of four additional states joined the Government Merger Lawsuit. The court set a trial date of October 16, 2023 for the Government Merger Lawsuit. The Private Merger Lawsuit does not yet have a trial date. An adverse ruling in either lawsuit could adversely impact our ability to achieve the intended benefits of the Merger and could have an adverse impact on our business, financial condition, and results of operations.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part 1, Item 2 of this Report should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and related notes included in our 2022 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A “Risk Factors” of our 2022 Form 10-K and in Part II, Item 1A “Risk Factors” and other parts of this Report.
OVERVIEW
Second Quarter 2023 Results
Our second quarter 2023 results were characterized by robust demand for air travel and continued revenue growth. Despite a challenging operating environment, marked by Air Traffic Control and weather-related disruptions, we executed on our cost outlook.
•Second quarter 2023 system capacity increased by 5.8% compared to the second quarter of 2022.
•Record revenue for the second quarter of 2023. Revenue increased by 6.7%, or $165 million, year-over-year to $2.6 billion compared to the second quarter of 2022.
•Operating expense per available seat mile (“CASM”) for the second quarter of 2023 decreased by 12.2% year-over-year to 13.68 cents compared to the second quarter of 2022.
•Our operating expense for the second quarter of 2023 and 2022 included the effects of special items. Excluding fuel and related taxes, special items, and operating expenses related to our non-airline businesses, our operating expense (1) increased by 9.2% to $1.7 billion year-over-year. Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for details of the special items.
•Excluding fuel and related taxes, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile (“CASM ex-fuel”) (1) increased by 3.2% to 10.00 cents in the second quarter of 2023 compared to the second quarter of 2022.
•Our reported earnings per share for the second quarter of 2023 was $0.41. This compares to a loss per share of $(0.58) for the second quarter of 2022. Excluding special items, mark-to-market and certain gains and losses on our investments, our adjusted earnings (loss) per share (1) for the second quarter of 2023 and 2022 was $0.45 and $(0.47), respectively.
Recent Developments
Network
We further expanded our presence in the transatlantic market with service from JFK to Paris, France in June 2023.
We announced three new destinations to our network in the second quarter of 2023:

Destination	Service Commencement
Amsterdam	Summer 2023
St. Kitts and Nevis	Fall 2023
Belize City	Winter 2023
Customer Experience
In May 2023, we launched a new TrueBlue® loyalty program, offering members more value and new opportunities to earn perks. New features include:
•Earn Tiles to Build Your Mosaic, Your Way: Tiles are the new way for TrueBlue® members to track progress toward Mosaic status while unlocking valuable perks along the way.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•More Perks for More Customers: The New TrueBlue® gives customers the ability to choose the rewards that are most valuable to them.
•Take Mosaic to the Next Level: The new and expanded Mosaic now contains four levels, each offering Mosaic Signature Perks to enjoy.
We expect that these new value enhancements will strengthen customer engagement with the TrueBlue® loyalty program.
Outlook for 2023
We expect revenue for the third quarter of 2023 to decrease between (8.0%) to (4.0%) compared to the same period in 2022. Full year 2023 revenue is expected to increase 6.0% to 9.0% compared to 2022. For the third quarter and full year of 2023, we expect capacity to increase between 5.5% to 8.5% compared to 2022.
We expect CASM Ex-Fuel (1) for the third quarter of 2023 to increase between 2.5% to 5.5%. We expect full year 2023 CASM Ex-Fuel to increase between 1.5% to 4.5% compared to 2022.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 vs. 2022
Overview
We reported net income of $138 million, operating income of $235 million and an operating margin of 9.0% for the three months ended June 30, 2023. This compares to a net loss of $188 million, an operating loss of $113 million and an operating margin of (4.6)% for the three months ended June 30, 2022. Earnings per share was $0.41 for the second quarter of 2023 compared to a $0.58 loss per share for the same period in 2022.
Our reported results for the three months ended June 30, 2023 included the effects of special items and certain gains and losses on our investments. Adjusting for these items, our adjusted net income (1) was $152 million, adjusted operating income (1) was $259 million, adjusted operating margin (1) was 9.9%, and adjusted earnings per share (1) was $0.45 for the three months ended June 30, 2023.
Our reported results for the three months ended June 30, 2022 included the effects of special items. Adjusting for these special items (1), our adjusted net loss (1) was $153 million, adjusted operating loss (1) was $69 million, adjusted operating margin(1) was (2.8)%, and adjusted loss per share (1) was $0.47 for the three months ended June 30, 2022.
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2023, our systemwide on-time performance was 67.4% compared to 63.2% for the same period in 2022. Our completion factor increased by 2.2% points to 97.8% in the second quarter of 2023 from 95.6% in the same period in 2022.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2023	2022	$	%
Passenger revenue	$2,460	$2,302	$158	6.9%
Other revenue	150	143	7	4.8%
Total operating revenues	$2,610	$2,445	$165	6.7%

Average Fare	$219.47	$221.38	$(1.91)	(0.9)%
Yield per passenger mile (cents)	16.62	16.48	0.14	0.8
Passenger revenue per ASM (cents)	14.17	14.03	0.14	1.0
Operating revenue per ASM (cents)	15.04	14.90	0.14	0.9
Average stage length (miles)	1,218	1,233	(15)	(1.2)
Revenue passengers (thousands)	11,207	10,396	811	7.8
Revenue passenger miles (millions)	14,798	13,967	831	5.9
Available Seat Miles (ASMs) (millions)	17,353	16,405	948	5.8
Load Factor	85.3%	85.1%		0.2	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $158 million, or 6.9%, for the three months ended June 30, 2023 compared to the same period in 2022, was primarily due to robust demand for air travel. ASMs increased 5.8% in the second quarter of 2023 compared to the 2022 period. Revenue passengers increased to 11.2 million for the three months ended June 30, 2023 from 10.4 million for the same period in 2022.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $7 million, or 4.8%, was principally driven by an increase in marketing revenue associated with our TrueBlue® program due to higher customer spend and acquisitions.
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2023	2022	$	%	2023	2022	% Change
Aircraft fuel and related taxes	$599	$910	$(311)	(34.2)%	3.45	5.55	(37.8)%
Salaries, wages and benefits	772	695	77	11.2	4.44	4.23	5.1
Landing fees and other rents	163	149	14	9.4	0.94	0.91	3.5
Depreciation and amortization	155	145	10	7.2	0.89	0.88	1.3
Aircraft rent	34	27	7	25.6	0.20	0.17	18.7
Sales and marketing	82	78	4	4.1	0.47	0.48	(1.6)
Maintenance, materials, and repairs	170	162	8	5.0	0.98	0.98	(0.8)
Other operating expenses	376	348	28	7.9	2.17	2.12	2.0
Special items	24	44	(20)	(45.6)	0.14	0.27	(48.6)
Total operating expenses	$2,375	$2,558	$(183)	(7.2)%	13.68	15.59	(12.2)%

Total operating expenses excluding special items (1)	$2,351	$2,514	$(163)	(6.5)%	13.54	15.32	(11.6)%
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $311 million, or 34.2%, for the three months ended June 30, 2023 compared to the same period in 2022. The average fuel price decreased by 37.9% to $2.63 per gallon. This decrease was partially offset by a 6.1%, or 13 million gallons, increase in fuel consumption due to higher capacity.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $77 million, or 11.2%, for the three months ended June 30, 2023 compared to the same period in 2022, driven by higher wage rates. The wage rate increase was primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14% as discussed in Note 6. Non-pilot crewmember wage rates also contributed to the increase.
Landing Fees and Other Rents
Landing fees and other rents increased $14 million, or 9.4%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a 6.7% increase in departures and rate increases at certain blue cities.
Depreciation and Amortization
Depreciation and amortization increased $10 million, or 7.2%, for the three months ended June 30, 2023 compared to the same period in 2022. This increase was primarily driven by 11 aircraft and 19 spare engine deliveries since the second quarter of 2022.
Aircraft Rent
Aircraft rent increased $7 million, or 25.6%, in the three months ended June 30, 2023 compared to the same period in 2022 as a result of lease return compensation cost and incremental engine leases.
Maintenance, Materials, and Repairs
Maintenance materials and repairs increased $8 million, or 5.0%, in the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by timing of heavy maintenance visits, aging of our fleet and increased flying.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to fueling, ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $28 million, or 7.9%, for the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by an increase in demand. Our ASM increased 5.8% year-over-year.
Special Items
For the three months ended June 30, 2023, special items included the following:
•$24 million relating to Spirit acquisition costs.
For the three months ended June 30, 2022, special items included the following:
•$32 million relating to union contract costs;
•$7 million relating to Spirit acquisition; and
•$5 million relating to an impairment on our Embraer E190 fleet.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2023 vs. 2022
Overview
We reported a net loss of $54 million, an operating loss of $7 million and an operating margin of (0.1)% for the six months ended June 30, 2023. This compares to a net loss of $443 million, an operating loss of $480 million and an operating margin of (11.5)% for the six months ended June 30, 2022. Loss per share was $0.16 for the six months ended June 30, 2023 compared to a loss per share of $1.38 for the same period in 2022.
Our reported results for the six months ended June 30, 2023 included the effects of special items and certain gains and losses on investments. Adjusted for these items, our adjusted net income (1) was $29 million, adjusted operating income (1) was $129 million, adjusted operating margin (1) was 2.6%, and adjusted earnings per share (1) was $0.10 for the six months ended June 30, 2023.
Our reported results for the six months ended June 30, 2022 included the effects of special items. Adjusting for these special items, our adjusted net loss (1) was $408 million, adjusted operating loss (1) was $436 million, adjusted operating margin(1) was (10.4)%, and adjusted loss per share (1) was $1.27 for the six months ended June 30, 2022.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2023	2022	$	%
Passenger revenue	$4,641	$3,904	$737	18.9%
Other revenue	296	277	19	7.0
Total operating revenues	$4,937	$4,181	$756	18.1%

Average Fare	$216.90	$210.20	$6.70	3.2%
Yield per passenger mile (cents)	16.47	15.68	0.79	5.0
Passenger revenue per ASM (cents)	13.60	12.28	1.32	10.7
Operating revenue per ASM (cents)	14.47	13.15	1.32	10.0
Average stage length (miles)	1,208	1,232	(24)	(1.9)
Revenue passengers (thousands)	21,398	18,573	2,825	15.2
Revenue passenger miles (millions)	28,173	24,893	3,280	13.2
Available Seat Miles (ASMs) (millions)	34,122	31,788	2,334	7.3
Load Factor	82.6%	78.3%		4.3	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $737 million, or 18.9%, for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to robust demand for air travel. ASMs increased 7.3% year-over-year and passenger revenue per ASM increased 10.7%. Revenue passengers increased by 15.2% to 21.4 million for the six months ended June 30, 2023 from 18.6 million for the same period in 2022.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $19 million, or 7.0%, was principally driven by an increase in marketing revenue associated with our TrueBlue® program due to higher customer spend and acquisitions.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2023	2022	$	%	2023	2022	% Change
Aircraft fuel and related taxes	$1,365	$1,481	$(116)	(7.9)%	4.00	4.66	(14.2)%
Salaries, wages and benefits	1,514	1,383	131	9.5	4.43	4.34	2.0
Landing fees and other rents	323	281	42	14.9	0.95	0.88	7.1
Depreciation and amortization	306	288	18	6.4	0.90	0.91	(0.9)
Aircraft rent	66	53	13	25.0	0.19	0.17	16.5
Sales and marketing	157	135	22	16.2	0.46	0.42	8.3
Maintenance, materials and repairs	345	313	32	9.9	1.01	0.99	2.4
Other operating expenses	732	683	49	7.4	2.15	2.15	0.1
Special items	136	44	92	NM (2)	0.40	0.14	NM
Total operating expenses	$4,944	$4,661	$283	6.1%	14.49	14.66	(1.2)%

Total operating expenses excluding special items (1)	$4,808	$4,617	$191	4.2%	14.09	14.52	(3.0)%
(2) Not meaningful or greater than 100% change.
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $116 million, or 7.9%, for the six months ended June 30, 2023 compared to the same period in 2022. The average fuel price for the six months ended June 30, 2023 decreased by 15.1% to $3.06 per gallon. The decrease in fuel price was partially offset by a 8.5%, or 35 million gallons, increase in fuel consumption due to higher capacity.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $131 million, or 9.5%, for the six months ended June 30, 2023 compared to the same period in 2022, driven by a mix of wage rate increases and more full-time equivalent (“FTE”) crew members. The wage rate increases were primarily due to the new pilot union contract effective March 1, 2023, which includes an initial pay rate increase of 14%. Non-pilot crew member wage rates also contributed to the increase. The average number of FTEs increased by 4.3% compared to the same period in 2022.
Landing Fees and Other Rents
Landing fees and other rents increased by $42 million, or 14.9%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a 9.1% increase in departures and rate increases at certain blue cities.
Depreciation and Amortization
Depreciation and amortization increased by $18 million, or 6.4%, for the six months ended June 30, 2023 compared to the same period in 2022. This increase was primarily driven by 11 aircraft and 19 spare engine deliveries since the second quarter of 2022.
Aircraft Rent
Aircraft rent increased $13 million, or 25.0%, in the six months ended June 30, compared to the same period in 2022 as a result of lease return compensation cost and incremental engine leases.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales and Marketing
Sales and marketing increased $22 million, or 16.2%, for the six months ended June 30, 2023 compared to the same period in 2022, due to higher credit card fees and computer reservation system charges, driven by the increase in demand for air travel. Revenue passengers for the six months ended June 30, 2023 increased by 2.8 million, or 15.2%, year-over-year.
Maintenance Materials and Repairs
Maintenance materials and repairs increased $32 million, or 9.9%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by timing of heavy maintenance visits, aging of our fleet and increased flying.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to fueling, ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $49 million, or 7.4%, for the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by an increase in demand. ASMs increased 7.3% year-over-year.
Special Items
For the six months ended June 30, 2023, special items included the following:
•$95 million relating to union contract costs; and
•$41 million relating to Spirit acquisition costs.
For the six months ended June 30, 2022, special items included the following:
•$32 million relating to union contract costs;
•$7 million relating to Spirit acquisition costs; and
•$5 million relating to an impairment on our Embraer E190 fleet.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2023	2022	%		2023	2022	%
Operational Statistics
Revenue passengers (thousands)	11,207	10,396	7.8		21,398	18,573	15.2
Revenue passenger miles (RPMs) (millions)	14,798	13,967	5.9		28,173	24,893	13.2
Available seat miles (ASMs) (millions)	17,353	16,405	5.8		34,122	31,788	7.3
Load factor	85.3%	85.1%	0.2	pts	82.6%	78.3%	4.3	pts
Aircraft utilization (hours per day)	11.3	10.4	8.7		11.2	10.2	9.8

Average fare	$219.47	$221.38	(0.9)		$216.90	$210.20	3.2
Yield per passenger mile (cents)	16.62	16.48	0.8		16.47	15.68	5.0
Passenger revenue per ASM (cents)	14.17	14.03	1.0		13.60	12.28	10.7
Operating revenue per ASM (cents)	15.04	14.90	0.9		14.47	13.15	10.0
Operating expense per ASM (cents)	13.68	15.59	(12.2)		14.49	14.66	(1.2)
Operating expense per ASM, excluding fuel (1)	10.00	9.69	3.2		9.99	9.77	2.2

Departures	89,036	83,455	6.7		176,517	161,848	9.1
Average stage length (miles)	1,218	1,233	(1.2)		1,208	1,232	(1.9)
Average number of operating aircraft during period	282	283	(0.6)		284	283	0.4
Average fuel cost per gallon, including fuel taxes	$2.63	$4.24	(37.9)		$3.06	$3.60	(15.1)
Fuel gallons consumed (millions)	228	215	6.1		446	411	8.5
Average number of full-time equivalent crewmembers	20,921	20,249	3.3%		20,729	19,868	4.3%
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. For example, air traffic controller shortages in the northeast have recently caused disruptions in the industry and forced us to cut back our summer capacity plans to help protect our operations. Even with the flight cutbacks, we experienced and continue to expect challenges in the operating environment this summer. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages, and as we expand the frequency of flights in existing markets as well as enter into new markets.
Operational challenges have had an impact on our business in the second quarter of 2023. These challenges include disruptions in our supply chains and those of our business partners, leading to aircraft delivery delays and negatively impacting the ability to source spare parts and complete maintenance on a timely basis. Additionally, reliability challenges with some of our aircraft engines using new technology have led to grounded aircraft events. These challenges have resulted - and are expected to continue to result - in flight delays and cancellations.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the changes in certain balance sheet data between June 30, 2023, and December 31, 2022 (in millions):

(percent changes based on unrounded numbers)
Selected Balance Sheet Data:	June 30, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	1,462	1,042	420	40.3%
Investment securities	205	350	(145)	(41.4)%
Inventories, less allowance (2023-$32; 2022-$29)	89	87	2	2.5%
Prepaid expenses and other	165	120	45	37.5%
LIABILITIES
Accounts payable	699	532	167	31.5%
Air traffic liability	1,751	1,581	170	10.7%
Other accrued liabilities	526	486	40	8.1%
Cash and cash equivalents
Cash and cash equivalents increased by $420 million, or 40.3%. Refer to Analysis of Cash Flows below for additional information.
Investment securities
Investment securities decreased by $145 million, or 41.4%, primarily driven by the maturities of our commercial paper and time deposits that were outstanding at December 31, 2022.
Prepaid expense and other
Prepaid expense and other increased by $45 million, or 37.5%, driven by an increase in prepaid insurance and other goods and services.
Accounts payable
Accounts payable increased by $167 million, or 31.5%, primarily due to timing of business partner payments.
Air traffic liability
Air traffic liability increased by $170 million, or 10.7%, driven by the strengthening of demand for future air travel.
Other accrued liabilities
Other accrued liabilities increased by $40 million, or 8.1%, primarily due to vacation packages with JetBlue Travel Products and the timing of passenger tax remittances to governmental authorities. Passenger taxes are collected from customers when tickets are sold and remitted to the government authorities at a later date. The increase in passenger tax liability correlates to the increase in demand for travel.

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
At June 30, 2023, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of approximately $1.8 billion, which we believe will be sufficient to satisfy our liquidity needs for the next twelve months, and

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $663 million and $299 million for the six months ended June 30, 2023 and 2022, respectively. Lower losses, principally driven by higher operating revenues, contributed to the increase in operating cash flows.
Investing Activities
During the six months ended June 30, 2023, capital expenditures related to our purchase of flight equipment included $249 million related to the purchase of aircraft and spare engines, $102 million in work-in-progress relating to flight equipment and $24 million for spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $64 million. Investing activities for the current year period also included $148 million in net proceeds from investment securities, $66 million in payments for acquisition of Spirit, and $18 million in predelivery deposits.
During the six months ended June 30, 2022, capital expenditures related to our purchase of flight equipment included $90 million related to the purchase of aircraft and spare engines, $29 million for spare part purchases, $99 million in work-in-progress relating to flight equipment, and $65 million for flight equipment deposits. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $56 million. Investing activities also included the net purchase of investment securities of $139 million.
Financing Activities
Financing activities for the six months ended June 30, 2023 primarily consisted of proceeds from sale leaseback transactions of $228 million, issuance of $78 million in equipment notes to finance certain aircraft and issuance of common stock of $31 million related to our crewmember stock purchase plan. These proceeds were partially offset by $200 million in payments on our outstanding debt and finance lease obligations.
Financing activities for the six months ended June 30, 2022 primarily consisted of principal payments of $189 million on our outstanding debt and finance lease obligations and entering into a commitment letter for a Senior Secured Bridge Facility of up to $3.5 billion to finance the potential acquisition of Spirit.
Working Capital
We had a working capital deficit of $1.7 billion at June 30, 2023 compared to $1.8 billion at December 31, 2022. Our working capital deficit decreased by $172 million due to several factors, including an overall increase in our cash and cash equivalents and a decrease in current maturities of long-term debt.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities which may be available to us. We expect to generate positive operating cash flow. However, we cannot predict what the effect on our business might be from future developments related to the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. or international military actions, acts of terrorism, or other external geopolitical events and conditions. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Our material cash requirements for known contractual and other obligations as of June 30, 2023 includes the following (in millions):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Debt and finance lease obligations (1)	$197	$367	$325	$1,057	$295	$2,226	$4,467
Operating lease obligations	80	147	105	84	84	438	938
Flight equipment purchase obligations (2)	1,270	2,189	1,701	1,334	987	—	7,481
Other obligations (3)	260	405	441	451	471	40	2,068
Total	$1,807	$3,108	$2,572	$2,926	$1,837	$2,704	$14,954
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after June 30, 2023.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on June 30, 2023 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of June 30, 2023. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information on our 2023 capacity planning assumptions.
(3) Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
As of June 30, 2023, we are in compliance with the covenants of our debt and lease agreements. We have approximately $52 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of June 30, 2023, our fleet consisted of:

Aircraft Type	Aircraft Count
Airbus
A320	130
A321	63
A321neo	19
A321LR	7
A220	17
Embraer
E190	55
Total	291
Of our fleet, 223 are owned by us, 68 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of June 30, 2023, the average age of our operating fleet was 12.6 years.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our aircraft order book as of June 30, 2023 is as follows (1):

Year	Airbus A321neo	Airbus A220	Total
Remainder of 2023	9	15	24
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total	59	83	142
(1) Our aircraft order book is subject to change based on modifications to the contractual agreements or changes in the delivery schedules. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information on our 2023 capacity planning assumptions.
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
Off-Balance Sheet Arrangements
There have been no material changes to off-balance sheet arrangements from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Off Balance Sheet Arrangements included in our 2022 Form 10-K.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with GAAP; however, we present certain non-GAAP financial measures in this Report. Non-GAAP financial measures are financial measures that are derived from the condensed consolidated financial statements, but that are not presented in accordance with GAAP. We present these non-GAAP financial measures because we believe they provide useful supplemental information that enables a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure presented in this Report and shows a reconciliation of each such non-GAAP financial measure to its most directly comparable GAAP financial measure.
Operating Expenses, excluding Fuel and Related Taxes, Other Non-Airline Operating Expenses, and Special Items (“Operating Expenses ex-fuel”) and Operating Expense ex-fuel per Available Seat Mile ex-fuel (“CASM ex-fuel”)
Operating Expense per Available Seat Mile (“CASM”) is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from total operating expenses to determine Operating Expenses ex-fuel, which is a non-GAAP financial measure, and we exclude the same items from CASM to determine CASM ex-fuel, which is also a non-GAAP financial measure. We believe the impact of these special items distorts our overall trends and that our metrics are more comparable with the presentation of our results excluding such impact.
For the three months ended June 30, 2023, special items included Spirit acquisition costs. For the six months ended June 30, 2023, special items included union contract costs and Spirit acquisition costs.
Special items for 2022 included fleet transition costs, union contract costs and Spirit acquisition costs.
We believe that Operating Expenses ex-fuel and CASM ex-fuel are useful for investors because they provide investors the ability to measure our financial performance excluding items that are beyond our control, such as fuel costs, which are subject to many economic and political factors, as well as items that are not related to the generation of an available seat mile, such as operating expense related to certain non-airline businesses and special items. We believe these non-GAAP measures are more indicative of our ability to manage airline costs and are more comparable to measures reported by other major airlines.
The table below provides a reconciliation of our total operating expenses (“GAAP measure”) to Operating Expenses ex-fuel, and our CASM to CASM ex-fuel for the periods presented.
2023 vs. 2022

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE PER ASM, EXCLUDING FUEL

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,375	$13.68	$2,558	$15.59	$4,944	$14.49	$4,661	$14.66
Less:
Aircraft fuel and related taxes	599	3.45	910	5.55	1,365	4.00	1,481	4.66
Other non-airline expenses	16	0.09	14	0.08	33	0.10	29	0.09
Special items	24	0.14	44	0.27	136	0.40	44	0.14
Operating expenses, excluding fuel	$1,736	$10.00	$1,590	$9.69	$3,410	$9.99	$3,107	$9.77

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
With respect to JetBlue’s CASM ex-fuel guidance, we are unable to provide a reconciliation of the non-GAAP financial measure to GAAP CASM, the most directly comparable GAAP measure, because the quantification of certain excluded items reflected in the CASM ex-fuel guidance cannot be calculated or predicted at this time without unreasonable efforts. The reconciling information that is unavailable would include a forward-looking range of financial performance measures beyond our control, such as fuel costs, which are subject to many economic and political factors. For the same reasons, we are unable to address the probable significance of the unavailable information, which could have a potentially unpredictable and potentially significant impact on our future GAAP financial results.
Operating Expense, Adjusted Operating Margin, Income (Loss) before Taxes, Adjusted Pre-tax Margin, Net Income (Loss) and Earnings (Loss) per Share, excluding Special Items and Net Gain (Loss) on Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For the three months ended June 30, 2023, special items included Spirit acquisition costs. For the six months ended June 30, 2023, special items included union contract costs and Spirit acquisition costs.
Special items for 2022 included fleet transition costs, union contract costs and Spirit acquisition costs.
Certain gains and losses on our equity investments were also excluded from our 2023 and 2022 GAAP results.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items for the periods presented.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2023 vs. 2022

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), ADJUSTED OPERATING MARGIN, PRE-TAX INCOME (LOSS), ADJUSTED PRE-TAX MARGIN, NET INCOME (LOSS), EARNINGS (LOSS) PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN (LOSS) ON EQUITY INVESTMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Total operating revenues	$2,610	$2,445	$4,937	$4,181

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,375	$2,558	$4,944	$4,661
Less: Special items	24	44	136	44
Total operating expenses excluding special items	$2,351	$2,514	$4,808	$4,617

RECONCILIATION OF OPERATING INCOME (LOSS)
Operating income (loss)	$235	$(113)	$(7)	$(480)
Add back: Special items	24	44	136	44
Operating income (loss) excluding special items	$259	$(69)	$129	$(436)

RECONCILIATION OF ADJUSTED OPERATING MARGIN
Operating margin	9.0%	(4.6)%	(0.1)%	(11.5)%

Operating income (loss) excluding special items	$259	$(69)	$129	$(436)
Total operating revenues	2,610	2,445	4,937	4,181
Adjusted operating margin	9.9%	(2.8)%	2.6%	(10.4)%

RECONCILIATION OF PRE-TAX INCOME (LOSS)
Income (loss) before income taxes	$216	$(151)	$(50)	$(549)
Add back: Special items	24	44	136	44
Less: Net gain (loss) on investments	4	(5)	7	(4)
Income (loss) before income taxes excluding special items and net gain (loss) on investments	$236	$(102)	$79	$(501)

RECONCILIATION OF ADJUSTED PRE-TAX MARGIN
Pre-tax margin	8.3%	(6.2)%	(1.0)%	(13.1)%

Income (loss) before income taxes excluding special items and net gain (loss) on investments	$236	$(102)	$79	$(501)
Total operating revenues	2,610	2,445	4,937	4,181
Adjusted pre-tax margin	9.1%	(4.2)%	1.6%	(12.0)%

RECONCILIATION OF NET INCOME (LOSS)
Net income (loss)	$138	$(188)	$(54)	$(443)
Add back: Special items	24	44	136	44
Less: Income tax benefit related to special items	7	12	48	12
Less: Net gain (loss) on investments	4	(5)	7	(4)
Less: Income tax (expense) benefit related to net gain (loss) on investments	(1)	2	(2)	1
Net income (loss) excluding special items and net gain (loss) on investments	$152	$(153)	$29	$(408)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), ADJUSTED OPERATING MARGIN, PRE-TAX INCOME (LOSS), ADJUSTED PRE-TAX MARGIN, NET INCOME (LOSS), EARNINGS (LOSS) PER SHARE , EXCLUDING SPECIAL ITEMS AND GAIN (LOSS) ON EQUITY INVESTMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
CALCULATION OF EARNINGS (LOSS) PER SHARE	2023	2022	2023	2022
Earnings (Loss) Per Common Share
Basic	$0.41	$(0.58)	$(0.16)	$(1.38)
Add back: Special items, net of tax	0.05	0.10	0.27	0.10
Less: Net gain (loss) on investments, net of tax	0.01	(0.01)	0.01	(0.01)
Basic excluding special items and net gain (loss) on investments	$0.45	$(0.47)	$0.10	$(1.27)

Diluted	$0.41	$(0.58)	$(0.16)	$(1.38)
Add back: Special items, net of tax	0.05	0.10	0.27	0.10
Less: Net gain (loss) on investments, net of tax	0.01	(0.01)	0.01	(0.01)
Diluted excluding special items and net gain (loss) on investments	$0.45	$(0.47)	$0.10	$(1.27)

Free Cash Flow
We define Free Cash Flow as net cash provided by operating activities less capital expenditures and predelivery deposits for flight equipment. Management believes that Free Cash Flow is a relevant metric in measuring our financial strength and is useful to investors in assessing our ability to fund future capital commitments and other obligations. Investors should consider this non-GAAP financial measure in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP.
The table below reconciles cash provided by operations determined in accordance with GAAP to Free Cash Flow, a non-GAAP financial measure, for the periods presented.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$663	$299
Less: Capital expenditures	(439)	(274)
Less: Predelivery deposits for flight equipment	(18)	(65)
Free Cash Flow	$206	$(40)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2022 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2023 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $216 million. As of June 30, 2023, we have hedged approximately 30% for the third quarter of 2023 and approximately 30% for the fourth quarter of 2023.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.6 billion of our debt and finance lease obligations, with the remaining $120 million having floating interest rates. As of June 30, 2023, if interest rates were on average 100 basis points higher in 2023, our annual interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
ITEM 1A. RISK FACTORS
Part I, Item 1A “Risk Factors” of our 2022 Form 10-K includes a discussion of our risk factors. There have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K, other than as described below.
The anticipated wind down of our Northeast Alliance with American Airlines could have an adverse impact on our business, financial condition and results of operations.
In July 2020, JetBlue and American entered into the NEA designed to optimize our respective networks at JFK, LaGuardia, Newark, and Boston. Following review and agreement by the Department of Transportation, JetBlue and American began implementing the NEA in July 2021. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA. On July 5, 2023, we announced that we do not plan to appeal the court's determination that the NEA cannot continue as currently crafted, and instead had initiated a wind down of the NEA. On July 14, 2023, JetBlue and American announced that beginning on July 21, 2023, JetBlue customers will no longer be able to book new codeshare bookings on American Airlines and vice versa. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent Injunction (“Final Injunction”). The Final Injunction is effective August 18, 2023 and sets forth, among other things, provisions for the prompt and certain termination of the NEA, including applicable dates for the termination of JetBlue and American Airlines' revenue-sharing arrangements and procedures governing the termination of any remaining slot-sharing agreements. Pursuant to the Final Injunction, JetBlue and American Airlines may not enter into any new alliance, partnership, joint venture, or other agreement with each other, if such agreement provides for revenue sharing, or for coordination of routes or capacity, in a manner substantially similar to the NEA for a period of ten years following the effectiveness of the Final Injunction. The wind down of the NEA could result in a disruption of the business, require us to incur additional costs and ultimately have an adverse impact on our business, financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court of the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from our four airports (JFK, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport) from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue believes these lawsuits are without merit and that the equitable claims have been rendered moot following the commencement of the NEA wind down.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on five types of aircraft and engines for all of our flights makes us vulnerable to any significant problems associated with Pratt & Whitney Geared Turbofan Engines, or the PW1133G-JM engine, on our A321neo fleet, International Aero Engines, or the IAE V2533-A5 engine on our Airbus A321 fleet, International Aero Engines, or the IAE V2527-A5 engine on our Airbus A320 fleet, Pratt & Whitney Geared Turbofan Engines, or the PW1524G-3 engine, on our A220 fleet, and General Electric Engines, or the CF34-10 engine, on our Embraer E190 fleet. This could include, but is not limited to design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. For example, we are subject to a removal of certain Pratt & Whitney engines for inspection, announced in July 2023, due to contaminated metal parts and the full impact of the removal and any potential remediation steps on our operations cannot be determined at this time. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2023, no director or “officer”(as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Amendment to the Executive Change in Control Severance Plan, dated May 4, 2023.—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 4, 2023 and filed on May 5, 2023
10.2*	Amendment to the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan
10.3*	Amendment to the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan
10.4
Employment Agreement between JetBlue Airways Corporation and Joanna Geraghty, dated June 21, 2023—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 21, 2023 and filed on June 23, 2023

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	August 1, 2023	By:	/s/ Al Spencer
Al Spencer
Vice President, Controller
(Principal Accounting Officer)