Form 10-Q
period 2023-09-30
JETBLUE AIRWAYS CORP
filed 2023-10-31
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2023, there were 333,289,326 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained in this Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “expects,” “plans,” “intends,” “anticipates,” “indicates,” “remains,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “goals,” “targets” or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, our expectations regarding the planned wind-down of the Northeast Alliance with American Airlines and the related impact on our business, financial condition and results of operations, and our expectations regarding the outcome of the lawsuits challenging our merger with Spirit Airlines Inc. (“Spirit”). Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the COVID-19 pandemic and government-imposed measures to control its spread; risk associated with execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of legal proceedings with respect to our Northeast Alliance with American Airlines Group Inc. and our planned wind-down of the Northeast Alliance; the occurrence of any event, change or other circumstances that could give rise to the right of JetBlue or Spirit or both of them to terminate the Merger Agreement; failure to obtain certain governmental approvals necessary to consummate the merger with Spirit (the “Merger”); the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us and Spirit related to the Merger; risks associated with failure to consummate the Merger in a timely manner or at all; risks associated with the pendency of the Merger and related business disruptions; indebtedness following consummation of the Merger and associated impacts on business flexibility, borrowing costs and credit ratings; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all; challenges associated with successful integration of Spirit's operations; expenses related to the Merger and integration of Spirit; the potential for loss of management personnel and other key crewmembers as a result of the Merger; risks associated with effective management of the combined company following the Merger; risks associated with JetBlue being bound by all obligations and liabilities of the combined company following consummation of the Merger; risks associated with the integration of JetBlue and Spirit workforce, including with respect to negotiation of labor agreements and labor costs; the impact of the Merger on JetBlue’s earnings per share; risks associated with cybersecurity and privacy, including information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; our substantial indebtedness and impact on our ability to meet future financing needs; financial risks associated with credit card processors; restrictions as a result of our participation in governmental support programs under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with future environmental regulations; the impacts of federal budget constraints or federally imposed furloughs; impact of global climate change and legal, regulatory or market response to such change; changes in government regulations in our industry; acts of war or terrorism; changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; and risks associated with the implementation of 5G wireless technology near airports that we operate in. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration of the Merger with Spirit.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$973	$1,042
Investment securities	409	350
Receivables, less allowance (2023-$3; 2022-$4)	329	317
Inventories, less allowance (2023-$33; 2022-$29)	97	87
Prepaid expenses and other	162	120
Total current assets	1,970	1,916
PROPERTY AND EQUIPMENT
Flight equipment	12,484	11,727
Predelivery deposits for flight equipment	344	415
Total flight equipment and predelivery deposits, gross	12,828	12,142
Less accumulated depreciation	3,911	3,578
Total flight equipment and predelivery deposits, net	8,917	8,564
Other property and equipment	1,306	1,314
Less accumulated depreciation	784	731
Total other property and equipment, net	522	583
Total property and equipment, net	9,439	9,147
OPERATING LEASE ASSETS	605	660
OTHER ASSETS
Investment securities	166	172
Restricted cash	149	146
Intangible assets, less accumulated amortization (2023-$501; 2022-$455)	346	298
Other	737	706
Total other assets	1,398	1,322
TOTAL ASSETS	$13,412	$13,045

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$691	$532
Air traffic liability	1,592	1,581
Accrued salaries, wages and benefits	574	498
Other accrued liabilities	479	486
Current operating lease liabilities	115	97
Current maturities of long-term debt and finance lease obligations	272	554
Total current liabilities	3,723	3,748
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	3,729	3,093
LONG-TERM OPERATING LEASE LIABILITIES	560	639
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	750	770
Air traffic liability - non-current	766	738
Other	464	494
Total deferred taxes and other liabilities	1,980	2,002
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 492 and 486 shares issued and 333 and 327 shares outstanding at September 30, 2023 and December 31, 2022, respectively	5	5
Treasury stock, at cost; 159 shares at September 30, 2023 and December 31, 2022	(1,998)	(1,995)
Additional paid-in capital	3,192	3,129
Retained earnings	2,217	2,424
Accumulated other comprehensive income	4	—
Total stockholders’ equity	3,420	3,563
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,412	$13,045

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES
Passenger	$2,201	$2,415	$6,842	$6,319
Other	152	147	448	424
Total operating revenues	2,353	2,562	7,290	6,743
OPERATING EXPENSES
Aircraft fuel and related taxes	678	825	2,043	2,305
Salaries, wages and benefits	790	675	2,304	2,058
Landing fees and other rents	176	131	499	412
Depreciation and amortization	155	147	462	435
Aircraft rent	33	30	99	83
Sales and marketing	80	81	237	216
Maintenance, materials and repairs	168	178	512	492
Other operating expenses	396	343	1,129	1,026
Special items	33	13	168	57
Total operating expenses	2,509	2,423	7,453	7,084
OPERATING INCOME (LOSS)	(156)	139	(163)	(341)
OTHER INCOME (EXPENSE)
Interest expense	(53)	(44)	(145)	(121)
Interest income	24	11	64	24
Gain (loss) on investments, net	—	—	6	(4)
Other	11	(1)	14	(1)
Total other expense	(18)	(34)	(61)	(102)
INCOME (LOSS) BEFORE INCOME TAXES	(174)	105	(224)	(443)
Income tax benefit (expense)	21	(48)	17	57
NET INCOME (LOSS)	$(153)	$57	$(207)	$(386)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.46)	$0.18	$(0.63)	$(1.20)
Diluted	$(0.46)	$0.18	$(0.63)	$(1.20)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended September 30,
	2023	2022
NET INCOME (LOSS)	$(153)	$57
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $4 and $2 in 2023 and 2022, respectively.	10	(3)
Total other comprehensive income (loss)	10	(3)
COMPREHENSIVE INCOME (LOSS)	$(143)	$54

	Nine Months Ended September 30,
	2023	2022
NET LOSS	$(207)	$(386)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $3 and $2 in 2023 and 2022, respectively.	4	(5)
Total other comprehensive income (loss)	4	(5)
COMPREHENSIVE LOSS	$(203)	$(391)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207)	$(386)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(20)	(51)
Depreciation	414	396
Amortization	48	39
Impairment of long-lived asset	—	5
Stock-based compensation	31	25
Changes in certain operating assets and liabilities	230	300
Other, net	(10)	(7)
Net cash provided by operating activities	486	321
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(750)	(483)
Predelivery deposits for flight equipment	(23)	(116)
Purchase of held-to-maturity investments	(64)	(142)
Purchase of available-for-sale securities	(435)	(470)
Proceeds from the sale/maturity of held-to-maturity investments	9	2
Proceeds from the sale of available-for-sale securities	437	589
Payment for Spirit Airlines acquisition	(98)	(25)
Other, net	(3)	(2)
Net cash used in investing activities	(927)	(647)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	78	—
Proceeds from sale-leaseback transactions	523	—
Proceeds from issuance of common stock	31	29
Repayment of long-term debt and finance lease obligations	(254)	(255)
Acquisition of treasury stock	(3)	(6)
Other, net	—	(35)
Net cash provided by (used in) financing activities	375	(267)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(66)	(593)
Cash, cash equivalents and restricted cash at beginning of period	1,188	2,077
Cash, cash equivalents and restricted cash at end of period (1)	$1,122	$1,484

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$39	$86
Cash proceeds from income tax refunds (net of payments)	(50)	(95)

NON-CASH TRANSACTIONS
Operating lease assets obtained under operating leases	$14	$61

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$973	$1,401
Restricted cash (2)	149	83
Total cash, cash equivalents and restricted cash	$1,122	$1,484
(2) Restricted cash primarily consists of funds held in escrow for estimated workers' compensation obligations and other letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2023	492	$5	159	$(1,998)	$3,183	$2,370	$(6)	$3,554
Net loss	—	—	—	—	—	(153)	—	(153)
Other comprehensive income	—	—	—	—	—	—	10	10
Stock compensation expense	—	—	—	—	9	—	—	9
Balance at September 30, 2023	492	$5	159	$(1,998)	$3,192	$2,217	$4	$3,420

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2022	482	$5	158	$(1,995)	$3,095	$2,343	$(2)	$3,446
Net income	—	—	—	—	—	57	—	57
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Vesting of restricted stock units	1	—	1	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7
Balance at September 30, 2022	483	$5	159	$(1,995)	$3,102	$2,400	$(5)	$3,507

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(207)	—	(207)
Other comprehensive income	—	—	—	—	—	—	4	4
Vesting of restricted stock units	1	—	—	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	31	—	—	31
Stock issued under crewmember stock purchase plan	5	—	—	—	32	—	—	32
Balance at September 30, 2023	492	$5	159	$(1,998)	$3,192	$2,217	$4	$3,420

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(386)	—	(386)
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units	2	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	25	—	—	25
Stock issued under crewmember stock purchase plan	3	—	—	—	30	—	—	30
Balance at September 30, 2022	483	$5	159	$(1,995)	$3,102	$2,400	$(5)	$3,507
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation (“JetBlue”) provides air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as “we” or the “Company.” All majority-owned subsidiaries are consolidated on a line-by-line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2022 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”).
These condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In our opinion, they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures included herein are adequate to make the information presented not misleading.
Note 2 - Revenue Recognition
The Company categorizes revenue received from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passenger revenue
Passenger travel	$2,087	$2,308	$6,402	$5,959
Loyalty revenue - air transportation	114	107	440	360
Other revenue
Loyalty revenue	104	102	308	287
Other revenue	48	45	140	137
Total revenue	$2,353	$2,562	$7,290	$6,743
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are presented as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent revenue recognized when TrueBlue® points have been redeemed and travel has occurred. Loyalty revenue within other revenue is primarily comprised of non-air transportation elements of the sale of TrueBlue® points.
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2023	December 31, 2022
Air traffic liability - passenger travel	$1,279	$1,291
Air traffic liability - loyalty program (air transportation)	1,045	1,000
Deferred revenue (1)	492	530
Total	$2,816	$2,821
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the nine months ended September 30, 2023 and 2022, we recognized passenger revenue of $1.2 billion that was included in passenger travel liability at the beginning of the respective periods.
TrueBlue® points are combined into one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the nine months ended September 30, 2023 and 2022 (in millions):

Balance at December 31, 2022	$1,000
TrueBlue® points redeemed	(440)
TrueBlue® points earned and sold	485
Balance at September 30, 2023	$1,045

Balance at December 31, 2021	$891
TrueBlue® points redeemed	(360)
TrueBlue® points earned and sold	445
Balance at September 30, 2022	$976
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately three years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the nine months ended September 30, 2023, we made principal payments of $254 million on our outstanding debt and finance lease obligations.
At September 30, 2023, we had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.3 billion as security under various financing arrangements.
At September 30, 2023, scheduled maturities of our long-term debt and finance lease obligations were as follows (in millions):

Year	Total
Remainder of 2023	$87
2024	265
2025	234
2026	975
2027	223
2028 and thereafter	2,217
Total	$4,001

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at September 30, 2023 and December 31, 2022 were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$41	$42	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	491	350	504	345
2019-1 Series A, due through 2028	153	126	157	124
2019-1 Series B, due through 2027	76	80	82	87
2020-1 Series A, due through 2032	526	451	546	457
2020-1 Series B, due through 2028	126	133	135	142
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	—	—	61	60
Fixed rate equipment notes, due through 2028	342	280	447	422
Floating rate equipment notes, due through 2030 (2)	113	95	56	49
Sale-leaseback transactions, due through 2035	854	621	341	329
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	132	259	126
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	71	144	68
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	65	132	62
Convertible senior notes due 2026	742	572	739	534
Total (3)	$4,000	$3,017	$3,645	$2,848
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
(3) Total excludes finance lease obligations of $1 million and $2 million at September 30, 2023 and December 31, 2022, respectively.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equipment Notes
In April 2023, JetBlue entered into an agreement to finance certain aircraft for an aggregate principal amount of $78 million, bearing interest at a floating rate of SOFR plus a margin. Debt incurred under the agreement matures in 2030, with principal and interest payable quarterly in arrears.
2023 Sale-Leaseback Transactions
During the nine months ended September 30, 2023, we entered into $523 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
Short-term Borrowings
Citibank Line of Credit
On October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated Facility”), amending and restating the Company's existing $550 million credit facility. The Second Amended and Restated Facility is among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto. Borrowings under the Second Amended and Restated Facility bear interest at a variable rate based on SOFR, plus a margin of 2.00% per annum, or another rate (at JetBlue's election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. The Second Amended and Restated Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Second Amended and Restated Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. On October 17, 2023, JetBlue further amended the Second Amended and Restated Facility to, among other things, extend the maturity date to October 21, 2025.
As of and for the periods ended September 30, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this line of credit.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. As of and for the periods ended September 30, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this line of credit.
2022 $3.5 Billion Senior Secured Bridge Facility
In connection with the entry into the Merger Agreement, as defined in Note 12, JetBlue entered into a Second Amended and Restated Commitment Letter (the “Commitment Letter”), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit Airlines, Inc. (“Spirit”). As of and for the periods ended September 30, 2023 and December 31, 2022, we did not have a balance outstanding or any borrowings under this facility.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted methods. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings (loss) per share amounts were 2.7 million for the three months ended September 30, 2023. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings (loss) per share amounts were 2.0 million and 1.9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The following table shows how we computed earnings (loss) per common share for the three and nine months ended September 30, 2023 and 2022 (dollars and share data in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(153)	$57	$(207)	$(386)

Weighted average basic shares	333.3	323.9	331.0	322.5
Effect of dilutive securities	—	1.1	—	—
Weighted average diluted shares	$333.3	325.0	$331.0	322.5

Earnings (loss) per common share
Basic	$(0.46)	$0.18	$(0.63)	$(1.20)
Diluted	$(0.46)	$0.18	$(0.63)	$(1.20)
Note 5 - Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan (the “Plan”), covering all of our crewmembers, where we match 100% of our crewmember contributions up to 5% of their eligible wages. Employer contributions vest after three years and are measured from a crewmember's hire date whereas crewmember contributions are vested immediately.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest after three years and are measured from the non-management crewmember's hire date.
Certain Federal Aviation Administration (“FAA”) licensed crewmembers receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage.
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
Total 401(k) company match, Retirement Plus, Retirement Advantage, pilot retirement contribution, and profit sharing expensed for the three months ended September 30, 2023 and 2022 was $75 million and $61 million, respectively and for the nine months ended September 30, 2023 and 2022 was $213 million and $186 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2023, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and predelivery deposits, is set forth in the table below (in millions):

Flight equipment commitments (1)
Year	Total
Remainder of 2023 (2)	$1,005
2024 (2)	2,188
2025	1,701
2026	1,334
2027	987
Total	$7,215
(1) The timing of these commitments is based on our contractual agreements and may be subject to change based on modifications to contractual agreements or changes in the delivery schedules.
(2) Refer to the note in the flight equipment delivery table below for our 2023 and 2024 capacity planning assumptions.
As of September 30, 2023, our firm aircraft orders included the following aircraft:

Flight equipment deliveries (1)
Year	Airbus A321neo	Airbus A220	Total
Remainder of 2023 (2)	6	13	19
2024 (2)	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total (3)	56	81	137
(1) The aircraft orders stated above represents the current delivery schedule set forth in our Airbus order book as of September 30, 2023.
(2) Due to Airbus delivery delays, our full-year 2023 capacity planning assumes delivery of 10 A220, three A321neo, and four A321neo LR aircraft, of which 11 have been delivered through September 30, 2023. In 2024, our current planning assumption is 20 A220, six A321neo, and two A321neo LR aircraft.
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
As of September 30, 2023, we had $53 million in assets serving as collateral for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms. We also had a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partner LLC (“JMP”), a private entity that will finance, develop, and operate John F. Kennedy International Airport (“JFK”) Terminal 6. The letters of credit are included in restricted cash on the consolidated balance sheets. Additionally, we had $31 million pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Except for our pilots and inflight crewmembers who are represented by the ALPA and the Transport Workers Union of America (“TWU”), respectively, our other frontline crewmembers do not have third party representation.
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
In January 2023, JetBlue pilots approved a two-year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from pay rate increases of $95 million. This was recorded as an expense within special items in the first quarter of 2023. An additional $8 million was recorded within special items in the third quarter of 2023 for paid-time-off accrual adjustments resulting from pay rate increases.
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
In July 2020, JetBlue and American entered into the NEA which was designed to optimize our respective networks at JFK, LaGuardia, Newark, and Boston. Following review and agreement by the Department of Transportation (“DOT”), JetBlue and American began implementing the NEA in July 2021. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA. On July 5, 2023, we announced that we do not plan to appeal the court’s determination that the NEA cannot continue as currently crafted, and instead had initiated a wind down of the NEA. On July 14, 2023, JetBlue and American announced that beginning on July 21, 2023, JetBlue customers will no longer be able to book new codeshare bookings on American and vice versa. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Injunction (“Final Injunction”). The Final Injunction, which took effect on August 18, 2023, sets forth, among other things, provisions for the prompt and certain termination of the NEA, including applicable dates for the termination of JetBlue and American Airlines' revenue-sharing arrangements and procedures governing the termination of any remaining slot-sharing agreements. Pursuant to the Final Injunction, JetBlue and American Airlines may not enter into any new alliance, partnership, joint venture, or other agreement with each other, if such agreement provides for revenue sharing, or for coordination of routes or capacity, in a manner substantially similar to the NEA for a period of ten years following the effectiveness of the Final Injunction. On September 25, 2023, American filed an appeal of the court's ruling. The wind down of the NEA could result in a disruption to our business, require us to incur additional costs and ultimately have an adverse impact on our business, financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from four airports (JFK, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport) from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue believes these lawsuits are without merit and has moved to dismiss the claims.
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$612	$—	$—	$612
Available-for-sale investment securities	—	330	13	343
Aircraft fuel derivatives	—	13	—	13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$665	$—	$—	$665
Available-for-sale investment securities	—	324	13	337
Equity investment securities	8	—	—	8
Aircraft fuel derivatives	—	3	—	3
Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2023 and December 31, 2022.
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
Equity investment securities
Our equity investment securities include investments in common stocks of publicly traded companies. The fair values of these instruments are classified as Level 1 in the hierarchy as they are based on unadjusted quoted prices in active markets for identical assets. We did not have any material equity investment securities as of September 30, 2023.
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
The carrying value and estimated fair value of our held-to-maturity investment securities, were as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$232	$225	$177	$170
Note 8 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.
Available-for-sale investment securities. We recorded a net realized gain of $1 million in gain (loss) on investment, net on our consolidated statement of operations during the nine months ended September 30, 2023. We did not record any material gains or losses on these securities during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.
Held-to-maturity investment securities. We did not record any material gains or losses on held-to-maturity investment securities during the three and nine months ended September 30, 2023 and 2022.
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
Available-for-sale investment securities
Time deposits	$330	$285
Commercial paper	—	39
Debt securities	13	13
Total available-for-sale investment securities	343	337
Held-to-maturity investment securities
Corporate bonds	232	177
Total held-to-maturity investment securities	232	177
Total investments in debt securities	$575	$514
Investments in Equity Securities
Equity Method Investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. The carrying amount of our equity method investments were $47 million and $38 million as of September 30, 2023 and December 31, 2022, respectively, and is included within other assets on our consolidated balance sheets. We did not record any material gains or losses on these investments during the three and nine months ended September 30, 2023. We did not record any material gains or losses during

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the three months ended September 30, 2022. We recognized a gain of $5 million on one of our equity method investments related to its issuance of additional shares upon the closing of a subsequent financing round in gain (loss) on investment, net on our consolidated statement of operations during the nine months ended September 30, 2022. Our share of our equity method investees’ financial results is included in other income on our consolidated statement of operations.
We partnered with JMP to finance, develop, and operate JFK Terminal 6. In exchange of this partnership, we committed a letter of credit as discussed further in Note 6. We exercise significant influence over this transaction, which is accounted for under the equity method.
Other Investments
Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. We had an immaterial carrying amount of equity investment securities as of September 30, 2023 and a carrying amount of $8 million as of December 31, 2022 recorded within investment securities in the current asset section of our consolidated balance sheet. We recognized a net realized gain of $6 million on our equity investment securities primarily related to the sale of one of our equity investments in gain (loss) on investment, net on our consolidated statement of operations during the nine months ended September 30, 2023. We recognized a net unrealized loss of $8 million in gain (loss) on investment, net on our consolidated statement of operations during the nine months ended September 30, 2022.
JBV has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative that allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. The carrying amount of these investments, which is included within other assets on our consolidated balance sheet, was $92 million and $83 million as of September 30, 2023 and December 31, 2022, respectively. We recognized an impairment loss of $1 million in gain (loss) on investment, net on our consolidated statement of operations during the three and nine months ended September 30, 2023. We did not record any material gains or losses during the three months ended September 30, 2022. We recognized an unrealized gain of $1 million in gain (loss) on investment, net on our consolidated statement of operations during the nine months ended September 30, 2022.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is also accounted for under the measurement alternative described above, and is recorded in the other assets section of the consolidated balance sheet. The carrying amount of this investment was $14 million as of September 30, 2023 and December 31, 2022.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2023 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Aircraft fuel call option spread agreements
Fourth Quarter 2023	31%
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	September 30, 2023	December 31, 2022
Fuel Derivatives
Asset fair value recorded in prepaid expense and other current assets	13	3
Longest remaining term (months)	3	3
Hedged volume (barrels, in thousands)	1,590	450
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	$9	$(2)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fuel Derivatives
Hedge effectiveness gains recognized in aircraft fuel expense	$7	$—	$3	$—
Hedge gains (losses) on derivatives recognized in comprehensive income	$21	$(3)	$10	$(3)
Percentage of actual consumption economically hedged	30%	—%	23%	—%
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
There were no offsetting derivative instruments as of September 30, 2023 and December 31, 2022.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2023 and 2022 is as follows (in millions):

	Aircraft fuel derivatives	Available-for-sale securities	Total
Balance of accumulated loss, at June 30, 2023	$(5)	$(1)	$(6)
Reclassifications into earnings, net of taxes of $(2) (1)	(5)	—	(5)
Change in fair value, net of taxes of $6	15	—	15
Balance of accumulated gain (loss), at September 30, 2023	$5	$(1)	$4

Balance of accumulated loss, at June 30, 2022	$—	$(2)	$(2)
Reclassifications into earnings, net of taxes $0 (1)	—	—	—
Change in fair value, net of taxes of $2	(3)	—	(3)
Balance of accumulated loss, at September 30, 2022	$(3)	$(2)	$(5)

    (1) Reclassified to aircraft fuel expense.
A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2023 and 2022 is as follows (in millions):

	Aircraft fuel derivatives	Available-for-sale securities	Total
Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes of $(1) (1)	(2)	—	(2)
Change in fair value, net of taxes of $4	6	—	6
Balance of accumulated income (loss), at September 30, 2023	$5	$(1)	$4

Balance of accumulated income (loss), at December 31, 2021	$—	$—	$—
Reclassifications into earnings, net of taxes $0 (1)	—	—	—
Change in fair value, net of taxes of $2	(3)	(2)	(5)
Balance of accumulated loss, at September 30, 2022	$(3)	$(2)	$(5)
(1) Reclassified to aircraft fuel expense.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Special Items
Spirit acquisition costs (1)	$25	$11	$64	$18
Union contract costs (2)	8	—	104	32
Embraer E190 fleet transition (3)	—	2	—	7
Total	$33	$13	$168	$57
(1) Spirit acquisition costs primarily relate to consulting, professional and legal fees.
(2) Union contract costs primarily relate to pilot ratification payments and adjustments to paid-time-off accruals resulting from pay rate increases. See Note 6 for further discussion.
(3) Embraer E190 transition charges relate to fleet impairment losses on certain aircraft and spare parts as well as retirement losses due to engine exchanges as a result of our fleet transition.
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
On or prior to the last business day of each calendar month commencing after December 31, 2022, until the earlier of (a) the Closing Date and (b) the termination of the Merger Agreement in accordance with its terms, JetBlue will pay or cause to be paid to the holders of record of outstanding Shares as of a date not more than five business days prior to the last business day of such month, an amount in cash equal to $0.10 per Share (such amount, the “Additional Prepayment Amount,” each such monthly payment, an “Additional Prepayment”). During the quarter ended September 30, 2023, JetBlue has made an aggregate of $33 million in Additional Prepayments to Spirit shareholders resulting in a total prepayment of $395 million. This prepayment is included in other assets in the Company's consolidated balance sheets as of September 30, 2023.
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
On November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the “Private Merger Lawsuit”). The lawsuit also seeks to enjoin the NEA. On March 7, 2023, the U.S. Department of Justice, along with the Attorneys General of two states and the District of Columbia filed suit in the U.S. District Court for the District of

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Massachusetts against JetBlue and Spirit, alleging that the Merger violates Section 7 of the Clayton Act (the “Government Merger Lawsuit”). On March 29, 2023, the Private Merger Lawsuit was transferred to the U.S. District Court for the District of Massachusetts. On March 31, 2023, the Attorneys General of four additional states joined the Government Merger Lawsuit. Both merger lawsuits are now pending before the same court; however, they will not be consolidated for the purposes of trial or tried concurrently. The court set a trial date of October 16, 2023 for the Government Merger Lawsuit, which was subsequently moved to October 31, 2023. On October 11, 2023, the court partially granted summary judgment in the Private Merger Lawsuit and dismissed all but two of the private plaintiffs for lack of standing. On October 25, 2023, private plaintiffs filed a notice that they intend to appeal that decision. The Private Merger Lawsuit does not yet have a trial date. An adverse ruling in either lawsuit could adversely impact our ability to achieve the intended benefits of the Merger and could have an adverse impact on our business, financial condition, and results of operations.

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
OVERVIEW
Third Quarter 2023 Results
In the third quarter of 2023, we faced a challenging operating environment due to air traffic control (“ATC”) delays, weather-related disruptions and rising fuel prices. Despite these challenges, we continue to execute on our cost initiatives.
Our third quarter results are summarized as follows:
•Third quarter 2023 system capacity increased by 7.1% compared to the third quarter of 2022.
•Revenue for the third quarter of 2023 decreased by 8.2%, or $209 million year-over-year to $2.4 billion compared to the third quarter of 2022.
•Operating expense per available seat mile (“CASM”) for the third quarter of 2023 decreased by 3.3% year-over-year to 14.45 cents compared to the third quarter of 2022.
•Our operating expense for the third quarter of 2023 and 2022 included the effects of special items. Excluding fuel and related taxes, special items, and operating expenses related to our non-airline businesses, our operating expense (1) increased by 13.4% to $1.8 billion year-over-year. Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for details of the special items.
•Excluding fuel and related taxes, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile (“CASM ex-fuel”) (1) increased by 5.9% to 10.27 cents in the third quarter of 2023 compared to the third quarter of 2022.
•For the third quarter of 2023 and 2022, our reported earnings (loss) per share was $(0.46) and $0.18, respectively. Excluding special items, our adjusted earnings (loss) per share (1) for the third quarter of 2023 and 2022 was $(0.39) and $0.21, respectively.
Recent Developments
Network
During the quarter, we expanded our presence in the transatlantic market with service from New York to Amsterdam, and Boston (“BOS”) to Amsterdam. We also launched our highly requested route between New York's John F. Kennedy Airport (“JFK”) and Washington, D.C.'s Ronald Reagan National Airport.
In October, we announced new transatlantic seasonal service from JFK and BOS to Dublin and from JFK to Edinburgh, starting in 2024. We also announced expansion of our Paris presence by launching new daily service from BOS to Paris and adding a second daily flight from JFK, both routes starting in 2024.
We remain focused on taking steps to match capacity with demand. In the third quarter, we announced the closure of two underperforming markets - Havana, Cuba and Burlington, Vermont.
Customer Experience
JetBlue continues its ongoing commitment to enhance the travel experience and promote a comfortable and stress-free journey. In the third quarter of 2023, we announced for no additional fee, a formal family seating guarantee that children 13 years and younger can sit next to an adult traveling with them on the same reservation.
We also announced new and improved perks for Mosaic members in JetBlue's True Blue® loyalty program starting in 2024, reflecting JetBlue's commitment to identifying new ways to add value to the program.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Outlook for 2023
We expect revenue for the fourth quarter of 2023 to decrease between (10.5%) - (6.5%) compared to the same period in 2022. Full year 2023 revenue is expected to increase between 3.0% - 5.0% compared to 2022. For the fourth quarter of 2023, we expect capacity to increase between 0.5% - 3.5% compared to 2022. Full year 2023 capacity is expected to increase between 5.0% - 7.0% compared to 2022.
We expect CASM Ex-Fuel (1) for the fourth quarter of 2023 to increase between 8.5% - 10.5% compared to the same period in 2022. We expect full year 2023 CASM Ex-Fuel to increase between 4.5% - 5.5% compared to 2022.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 vs. 2022
Overview
We reported a net loss of $153 million, operating loss of $156 million and an operating margin of (6.6)% for the three months ended September 30, 2023. This compares to net income of $57 million, an operating income of $139 million and an operating margin of 5.4% for the three months ended September 30, 2022. Loss per share was $0.46 for the third quarter of 2023 compared to $0.18 earnings per share for the same period in 2022.
Our reported results for the three months ended September 30, 2023 included the effects of special items. Adjusting for these items, our adjusted net loss (1) was $129 million, adjusted operating loss (1) was $123 million, adjusted operating margin (1) was (5.2)%, and adjusted loss per share (1) was $0.39 for the three months ended September 30, 2023.
Our reported results for the three months ended September 30, 2022 included the effects of special items. Adjusting for these special items (1), our adjusted net income (1) was $69 million, adjusted operating income (1) was $152 million, adjusted operating margin(1) was 5.9%, and adjusted earnings per share (1) was $0.21 for the three months ended September 30, 2022.
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2023, our systemwide on-time performance was 58.5% compared to 67.2% for the same period in 2022. Our completion factor decreased to 96.3% in the third quarter of 2023 from 97.7% in the same period in 2022.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2023	2022	$	%
Passenger revenue	$2,201	$2,415	$(214)	(8.9)%
Other revenue	152	147	5	3.1%
Total operating revenues	$2,353	$2,562	$(209)	(8.2)%

Average fare	$201.73	$229.95	$(28.22)	(12.3)%
Yield per passenger mile (cents)	14.89	17.30	(2.41)	(13.9)
Passenger revenue per ASM (cents)	12.68	14.89	(2.21)	(14.9)
Operating revenue per ASM (cents)	13.55	15.80	(2.25)	(14.2)
Average stage length (miles)	1,253	1,191	62	5.2
Revenue passengers (thousands)	10,911	10,502	409	3.9
Revenue passenger miles (millions)	14,777	13,963	814	5.8
Available seat miles (ASMs) (millions)	17,362	16,217	1,145	7.1
Load factor	85.1%	86.1%		(1.0)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $214 million, or 8.9%, for the three months ended September 30, 2023, compared to the same period in 2022, was primarily due to a 13.9% decrease in passenger yield attributed to shifts in post COVID customer demand partially offset by an increase in revenue passengers of 3.9%.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue.
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2023	2022	$	%	2023	2022	% Change
Aircraft fuel and related taxes	$678	$825	$(147)	(17.8)%	3.90	5.08	(23.2)%
Salaries, wages and benefits	790	675	115	17.0	4.55	4.16	9.3
Landing fees and other rents	176	131	45	34.4	1.01	0.81	25.5
Depreciation and amortization	155	147	8	5.8	0.90	0.90	(1.2)
Aircraft rent	33	30	3	7.3	0.19	0.19	0.2
Sales and marketing	80	81	(1)	(0.7)	0.46	0.50	(7.3)
Maintenance, materials, and repairs	168	178	(10)	(5.9)	0.97	1.10	(12.1)
Other operating expenses	396	343	53	15.3	2.28	2.12	7.7
Special items	33	13	20	NM (2)	0.19	0.08	NM (2)
Total operating expenses	$2,509	$2,423	$86	3.5%	14.45	14.94	(3.3)%

Total operating expenses excluding special items (1)	$2,476	$2,410	$66	2.7%	14.26	14.86	(4.1)%
(2) Not meaningful or greater than 100% change.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $147 million, or 17.8%, for the three months ended September 30, 2023 compared to the same period in 2022. The average fuel price decreased by 23.3% to $2.94 per gallon. This decrease was partially offset by a 7.2%, or 15 million gallons, increase in fuel consumption due to higher capacity.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $115 million, or 17.0%, for the three months ended September 30, 2023 compared to the same period in 2022, driven by higher wage rates. The wage rate increase was primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14%.
Landing Fees and Other Rents
Landing fees and other rents increased $45 million, or 34.4%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to rate increases at certain blue cities and higher landing fees.
Depreciation and Amortization
Depreciation and amortization increased $8 million, or 5.8%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was primarily driven by 13 aircraft and 14 spare engines delivered and placed into service since the third quarter of 2022.
Aircraft Rent
Aircraft rent increased $3 million, or 7.3%, in the three months ended September 30, 2023 compared to the same period in 2022 as a result of incremental engine leases and lease return compensation costs.
Maintenance, Materials, and Repairs
Maintenance, materials, and repairs decreased $10 million, or 5.9%, for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to timing and the type of maintenance events that occurred during the period, partially offset by increased repairs due to the aging of our fleet.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to fueling, ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $53 million, or 15.3%, for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to increased capacity and costs associated with ATC delays and weather-related disruptions.
Special Items
For the three months ended September 30, 2023, special items included the following:
•$25 million relating to Spirit acquisition costs; and
•$8 million relating to union contract costs.
For the three months ended September 30, 2022, special items included the following:
•$11 million relating to Spirit acquisition costs; and
•$2 million relating to engine exchanges as part of the retirement of our Embraer E190 fleet.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2023 vs. 2022
Overview
We reported a net loss of $207 million, an operating loss of $163 million and an operating margin of (2.2)% for the nine months ended September 30, 2023. This compares to a net loss of $386 million, an operating loss of $341 million and an operating margin of (5.1)% for the nine months ended September 30, 2022. Loss per share was $0.63 for the nine months ended September 30, 2023 compared to a loss per share of $1.20 for the same period in 2022.
Our reported results for the nine months ended September 30, 2023 included the effects of special items and certain gains and losses on investments. Adjusted for these items, our adjusted net loss (1) was $74 million, adjusted operating income (1) was $5 million, adjusted operating margin (1) was 0.1%, and adjusted loss per share (1) was $0.23 for the nine months ended September 30, 2023.
Our reported results for the nine months ended September 30, 2022 included the effects of special items and certain gains and losses on investments. Adjusting for these special items, our adjusted net loss (1) was $332 million, adjusted operating loss(1) was $284 million, adjusted operating margin (1) was (4.2)%, and adjusted loss per share (1) was $1.03 for the nine months ended September 30, 2022.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2023	2022	$	%
Passenger revenue	$6,842	$6,319	$523	8.3%
Other revenue	448	424	24	5.6
Total operating revenues	$7,290	$6,743	$547	8.1%

Average fare	$211.77	$217.34	$(5.57)	(2.6)%
Yield per passenger mile (cents)	15.93	16.26	(0.33)	(2.0)
Passenger revenue per ASM (cents)	13.29	13.17	0.12	1.0
Operating revenue per ASM (cents)	14.16	14.05	0.11	0.8
Average stage length (miles)	1,223	1,218	5	0.4
Revenue passengers (thousands)	32,309	29,075	3,234	11.1
Revenue passenger miles (millions)	42,950	38,857	4,093	10.5
Available seat miles (ASMs) (millions)	51,484	48,005	3,479	7.2
Load factor	83.4%	80.9%		2.5	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The increase in passenger revenue of $523 million, or 8.3%, for the nine months ended September 30, 2023 was primarily due to an increase in revenue passengers of 11.1%, partially offset by a 2.0% decrease in passenger yield compared to the same period in 2022.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $24 million, or 5.6%, was principally driven by an increase in TrueBlue® marketing revenue due to higher customer spend and an increase in our vacation bookings.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2023	2022	$	%	2023	2022	% Change
Aircraft fuel and related taxes	$2,043	$2,305	$(262)	(11.4)%	3.97	4.80	(17.4)%
Salaries, wages and benefits	2,304	2,058	246	12.0	4.47	4.29	4.4
Landing fees and other rents	499	412	87	21.1	0.97	0.86	12.9
Depreciation and amortization	462	435	27	6.2	0.90	0.91	(1.0)
Aircraft rent	99	83	16	18.6	0.19	0.17	10.5
Sales and marketing	237	216	21	9.9	0.46	0.45	2.4
Maintenance, materials and repairs	512	492	20	4.2	1.00	1.02	(2.8)
Other operating expenses	1,129	1,026	103	10.0	2.19	2.14	2.6
Special items	168	57	111	NM (2)	0.33	0.12	NM (2)
Total operating expenses	$7,453	$7,084	$369	5.2%	14.48	14.76	(1.9)%

Total operating expenses excluding special items (1)	$7,285	$7,027	$258	3.7%	14.15	14.64	(3.3)%
(2) Not meaningful or greater than 100% change.
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes decreased by $262 million, or 11.4%, for the nine months ended September 30, 2023 compared to the same period in 2022. The average fuel price for the nine months ended September 30, 2023 decreased by 18.0% to $3.02 per gallon. The decrease in fuel price was partially offset by a 8.1%, or 51 million gallons, increase in fuel consumption due to higher capacity.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $246 million, or 12.0%, for the nine months ended September 30, 2023 compared to the same period in 2022, driven primarily by wage rate increases. The wage rate increases were primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14%. An increase in full-time equivalent ("FTE") crewmembers also contributed to the increase. The average number of FTEs increased by 3.5% compared to the same period in 2022.
Landing Fees and Other Rents
Landing fees and other rents increased by $87 million, or 21.1%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to rate increases at certain blue cities, higher landing fees and a 6.4% increase in departures.
Depreciation and Amortization
Depreciation and amortization increased by $27 million, or 6.2%, for the nine months ended September 30, 2023 compared to the same period in 2022. This increase was primarily driven by 13 aircraft and 14 spare engines delivered and placed into service since the third quarter of 2022.
Aircraft Rent
Aircraft rent increased $16 million, or 18.6%, in the nine months ended September 30, 2023 compared to the same period in 2022 as a result of incremental engine leases and lease return compensation costs.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales and Marketing
Sales and marketing increased $21 million, or 9.9%, for the nine months ended September 30, 2023 compared to the same period in 2022, due to higher credit card fees and computer reservation system charges, driven by the increase in demand for air travel. Revenue passengers for the nine months ended September 30, 2023 increased by 3.2 million, or 11.1%, year-over-year.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to fueling, ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
Other operating expenses increased $103 million, or 10.0%, for the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by an increase in demand. ASMs increased 7.2% year-over-year. Costs associated with ATC delays and weather-related disruptions also contributed to the increase.
Special Items
For the nine months ended September 30, 2023, special items included the following:
•$104 million relating to union contract costs; and
•$64 million relating to Spirit acquisition costs.
For the nine months ended September 30, 2022, special items included the following:
•$32 million relating to union contract costs;
•$18 million relating to Spirit acquisition costs; and
•$7 million relating to an impairment as well as engine exchanges as part of the retirement of our Embraer E190 fleet.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2023	2022	%		2023	2022	%
Operational Statistics
Revenue passengers (thousands)	10,911	10,502	3.9		32,309	29,075	11.1
Revenue passenger miles (RPMs) (millions)	14,777	13,963	5.8		42,950	38,857	10.5
Available seat miles (ASMs) (millions)	17,362	16,217	7.1		51,484	48,005	7.2
Load factor	85.1%	86.1%	(1.0)	pts	83.4%	80.9%	2.5	pts
Aircraft utilization (hours per day)	10.7	10.1	5.9		10.9	10.1	7.9

Average fare	$201.73	$229.95	(12.3)		$211.77	$217.34	(2.6)
Yield per passenger mile (cents)	14.89	17.30	(13.9)		15.93	16.26	(2.0)
Passenger revenue per ASM (cents)	12.68	14.89	(14.9)		13.29	13.17	1.0
Operating revenue per ASM (cents)	13.55	15.80	(14.2)		14.16	14.05	0.8
Operating expense per ASM (cents)	14.45	14.94	(3.3)		14.48	14.76	(1.9)
Operating expense per ASM, excluding fuel (1)	10.27	9.69	5.9		10.09	9.75	3.5

Departures	85,971	84,805	1.4		262,488	246,653	6.4
Average stage length (miles)	1,253	1,191	5.2		1,223	1,218	0.4
Average number of operating aircraft during period	283	286	(1.2)		281	284	(1.0)
Average fuel cost per gallon, including fuel taxes	$2.94	$3.84	(23.3)		$3.02	$3.68	(18.0)
Fuel gallons consumed (millions)	230	215	7.2		677	626	8.1
Average number of full-time equivalent crewmembers	20,661	20,303	1.8		20,706	20,013	3.5
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. For example, air traffic controller shortages in the northeast continue to cause disruptions in the industry and have forced us to cut back our capacity plans to help protect our operations. Even with the flight cutbacks, we experienced and continue to expect challenges in the operating environment. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages, and as we expand the frequency of flights in existing markets as well as enter into new markets.
Operational challenges have had an impact on our business in the third quarter of 2023. These challenges include disruptions in our supply chains and those of our business partners, leading to aircraft delivery delays and negatively impacting the ability to source spare parts and complete maintenance on a timely basis. Additionally, reliability challenges with some of our aircraft engines using new technology have led to grounded aircraft events. These challenges have resulted - and are expected to continue to result - in flight delays and cancellations.

(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED BALANCE SHEET ANALYSIS
The following is a discussion of the changes in certain balance sheet data between September 30, 2023, and December 31, 2022 (in millions):

(percent changes based on unrounded numbers)
Selected Balance Sheet Data:	September 30, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	$973	$1,042	(69)	(6.7)%
Investment securities	409	350	59	16.6%
Inventories, less allowance (2023-$33; 2022-$29)	97	87	10	11.9%
Prepaid expenses and other	162	120	42	35.4%
LIABILITIES
Accounts payable	$691	$532	159	30.0%
Air traffic liability	1,592	1,581	11	0.7%
Other accrued liabilities	479	$486	(7)	(1.4)%
Cash and cash equivalents
Cash and cash equivalents decreased by $69 million, or 6.7%. Refer to Analysis of Cash Flows below for additional information.
Investment securities
Investment securities increased by $59 million, or 16.6%, primarily driven by the purchase of held-to-maturity investments. Refer to Note 8 for additional information.
Inventories
Inventories increased by $10 million, or 11.9%, driven by an increase in expendables to support the 11 aircraft we have taken delivery of since December 31, 2022.
Prepaid expense and other
Prepaid expense and other increased by $42 million, or 35.4%, driven by an increase in prepaid payments for goods and services and an increase in fair value of fuel hedge investments.
Accounts payable
Accounts payable increased by $159 million, or 30.0%, primarily due to timing of business partner payments.
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
At September 30, 2023, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of approximately $1.5 billion, which we believe will be sufficient to satisfy our liquidity needs for the next twelve months, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $486 million and $321 million for the nine months ended September 30, 2023 and 2022, respectively. Lower losses, principally driven by higher operating revenues, contributed to the increase in operating cash flows.
Investing Activities
During the nine months ended September 30, 2023, flight equipment capital expenditures included $618 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $42 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $90 million. Investing activities for the current year period also included $98 million in payments for the acquisition of Spirit, $53 million in net purchases of investment securities and $23 million in predelivery deposit payments for future aircraft deliveries.
During the nine months ended September 30, 2022, flight equipment capital expenditures included $337 million related to the purchase of aircraft and several spare engines as well as aircraft interior modifications. Flight capital expenditures also included $51 million in spare part purchases. Other property and equipment capital expenditures also included ground equipment purchases and facilities improvements for $95 million. Investing activities also included $25 million in payments for the acquisition of Spirit, $21 million in net purchase of investment securities and $116 million for predelivery deposit payments made for future aircraft deliveries.
Financing Activities
Financing activities for the nine months ended September 30, 2023 primarily consisted of proceeds from sale leaseback transactions of $523 million, issuance of $78 million in equipment notes to finance certain aircraft and issuance of common stock of $31 million related to our crewmember stock purchase plan. These proceeds were partially offset by $254 million in payments on our outstanding debt and finance lease obligations.
Financing activities for the nine months ended September 30, 2022 primarily consisted of a commitment letter for a Senior Secured Bridge Facility of up to $3.5 billion to finance the potential acquisition of Spirit as well as principal payments of $255 million on our outstanding debt and finance lease obligations.
Working Capital
We had a working capital deficit of $1.8 billion at September 30, 2023 and December 31, 2022.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Our material cash requirements for known contractual and other obligations as of September 30, 2023 includes the following (in millions):

	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Debt and finance lease obligations (1)	$136	$401	$359	$1,094	$331	$2,546	$4,867
Operating lease obligations	37	145	106	84	84	439	895
Flight equipment purchase obligations (2)	1,005	2,188	1,701	1,334	987	—	7,215
Other obligations (3)	148	416	458	469	491	360	2,342
Total	$1,326	$3,150	$2,624	$2,981	$1,893	$3,345	$15,319
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after September 30, 2023.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on September 30, 2023 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of September 30, 2023. Refer to Note 6 for additional information on our 2023 and 2024 capacity planning assumptions.
(3) Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
As of September 30, 2023, we are in compliance with the covenants of our debt and lease agreements. We have approximately $53 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms.
As of September 30, 2023, our fleet consisted of:

Aircraft Type	Aircraft Count
Airbus
A320	130
A321	63
A321neo	21
A321LR	8
A220	19
Embraer
E190	55
Total	296
Of our fleet, 231 are owned by us, 65 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of September 30, 2023, the average age of our operating fleet was 12.6 years.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our aircraft order book as of September 30, 2023 is as follows (1):

Year	Airbus A321neo	Airbus A220	Total
Remainder of 2023	6	13	19
2024	13	30	43
2025	11	24	35
2026	12	14	26
2027	14	—	14
Total	56	81	137
(1) Our aircraft order book is subject to change based on modifications to the contractual agreements or changes in the delivery schedules. Refer to Note 6 for additional information on our 2023 and 2024 capacity planning assumptions.
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
Off-Balance Sheet Arrangements
There have been no material changes to off-balance sheet arrangements from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Off Balance Sheet Arrangements included in our 2022 Form 10-K.
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
For the three and nine months ended September 30, 2023, special items included Spirit acquisition costs and union contract costs.
Special items for 2022 included Spirit acquisition costs, union contract costs and Embraer E190 fleet transition costs.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
($ in millions; per ASM data in cents)	$	per ASM	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$2,509	$14.45	$2,423	$14.94	$7,453	$14.48	$7,084	$14.76
Less:
Aircraft fuel and related taxes	678	3.90	825	5.08	2,043	3.97	2,305	4.80
Other non-airline expenses	16	0.09	14	0.09	49	0.09	43	0.09
Special items	33	0.19	13	0.08	168	0.33	57	0.12
Operating expenses, excluding fuel	$1,782	$10.27	$1,571	$9.69	$5,193	$10.09	$4,679	$9.75

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
For the three and nine months ended September 30, 2023, special items included Spirit acquisition costs and union contract costs.
Special items for 2022 included Spirit acquisition costs, union contract costs and Embraer E190 fleet transition costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Total operating revenues	$2,353	$2,562	$7,290	$6,743

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,509	$2,423	$7,453	$7,084
Less: Special items	33	13	168	57
Total operating expenses excluding special items	$2,476	$2,410	$7,285	$7,027

RECONCILIATION OF OPERATING INCOME (LOSS)
Operating income (loss)	$(156)	$139	$(163)	$(341)
Add back: Special items	33	13	168	57
Operating income (loss) excluding special items	$(123)	$152	$5	$(284)

RECONCILIATION OF ADJUSTED OPERATING MARGIN
Operating margin	(6.6)%	5.4%	(2.2)%	(5.1)%

Operating income (loss) excluding special items	$(123)	$152	$5	$(284)
Total operating revenues	2,353	2,562	7,290	6,743
Adjusted operating margin	(5.2)%	5.9%	0.1%	(4.2)%

RECONCILIATION OF PRE-TAX INCOME (LOSS)
Income (loss) before income taxes	$(174)	$105	$(224)	$(443)
Add back: Special items	33	13	168	57
Less: Net gain (loss) on investments	—	—	6	(4)
Income (loss) before income taxes excluding special items and net gain (loss) on investments	$(141)	$118	$(62)	$(382)

RECONCILIATION OF ADJUSTED PRE-TAX MARGIN
Pre-tax margin	(7.4)%	4.1%	(3.1)%	(6.6)%

Income (loss) before income taxes excluding special items and net gain (loss) on investments	$(141)	$118	$(62)	$(382)
Total operating revenues	2,353	2,562	7,290	6,743
Adjusted pre-tax margin	(6.0)%	4.6%	(0.9)%	(5.7)%

RECONCILIATION OF NET INCOME (LOSS)
Net income (loss)	$(153)	$57	$(207)	$(386)
Add back: Special items	33	13	168	57
Less: Income tax benefit related to special items	9	1	30	7
Less: Net gain (loss) on investments	—	—	6	(4)
Less: Income tax expense related to net gain (loss) on investments	—	—	(1)	—
Net income (loss) excluding special items and net gain (loss) on investments	$(129)	$69	$(74)	$(332)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), ADJUSTED OPERATING MARGIN, PRE-TAX INCOME (LOSS), ADJUSTED PRE-TAX MARGIN, NET INCOME (LOSS), EARNINGS (LOSS) PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN (LOSS) ON EQUITY INVESTMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
CALCULATION OF EARNINGS (LOSS) PER SHARE	2023	2022	2023	2022
Earnings (loss) per common share
Basic	$(0.46)	$0.18	$(0.63)	$(1.20)
Add back: Special items	0.10	0.04	0.51	0.18
Less: Income tax benefit related to special items	0.03	0.01	0.08	0.02
Less: Net gain (loss) on investments	—	—	0.02	(0.01)
Less: Income tax expense (benefit) related to net gain (loss) on investments	—	—	—	—
Basic excluding special items and net gain (loss) on investments	$(0.39)	$0.21	$(0.22)	$(1.03)

Diluted	$(0.46)	$0.18	$(0.63)	$(1.20)
Add back: Special items	0.10	0.04	0.51	0.18
Less: Income tax benefit related to special items	0.03	0.01	0.08	0.02
Less: Net gain (loss) on investments	—	—	0.02	(0.01)
Less: Income tax expense (benefit) related to net gain (loss) on investments	—	—	—	—
Diluted excluding special items and net gain (loss) on investments	$(0.39)	$0.21	$(0.22)	$(1.03)

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

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF FREE CASH FLOW

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$486	$321
Less: Capital expenditures	(750)	(483)
Less: Predelivery deposits for flight equipment	(23)	(116)
Free Cash Flow	$(287)	$(278)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2022 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2023 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $312 million. As of September 30, 2023, we have hedged approximately 31% for the fourth quarter of 2023.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $3.9 billion of our debt and finance lease obligations, with the remaining $113 million having floating interest rates. As of September 30, 2023, if interest rates were on average 100 basis points higher in 2023, our annual interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
ITEM 1A. RISK FACTORS
Part I, Item 1A “Risk Factors” of our 2022 Form 10-K as supplemented by Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, includes a discussion of our risk factors. There have been no material changes from the risk factors associated with our business previously disclosed in our 2022 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on five types of aircraft and engines for all of our flights makes us vulnerable to any significant problems associated with Pratt & Whitney Geared Turbofan Engines, or the PW1133G-JM engine, on our A321neo fleet, International Aero Engines, or the IAE V2533-A5 engine on our Airbus A321 fleet, International Aero Engines, or the IAE V2527-A5 engine on our Airbus A320 fleet, Pratt & Whitney Geared Turbofan Engines, or the PW1524G-3 engine, on our A220 fleet, and General Electric Engines, or the CF34-10 engine, on our Embraer E190 fleet. This could include, but is not limited to design defects, mechanical problems, contractual performance by the manufacturers, or adverse perception by the public which would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft. For example, we are subject to a removal of certain Pratt & Whitney engines for inspection, announced in July 2023, due to contaminated metal parts on V2500, PW1100G and PW1500G engines. The full impact of the removal and any potential remediation steps on our operations remains fluid and subject to change. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 31, 2023	By:	/s/ Al Spencer
Al Spencer
Vice President, Controller
(Principal Accounting Officer)