Form 10-K
period 2023-12-31
JETBLUE AIRWAYS CORP
filed 2024-02-12
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $3.0 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2024 was 339,276,988 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION

This Annual Report (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “expects,” “plans,” “intends,” “anticipates,” “indicates,” “remains,” “believes,” “estimates,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “goals,” “targets” or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, our expectations regarding the wind-down of the Northeast Alliance (the “NEA”) with American Airlines Group Inc. (“American Airlines”) and the related impact on our business, financial condition and results of operations, and our expectations regarding the outcome of the lawsuits challenging our merger (the “Merger”) with Spirit Airlines Inc. (“Spirit”). Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the occurrence of any event, change or other circumstance, including the outcomes of legal proceedings, that could give rise to the right of JetBlue or Spirit Airlines Inc. ("Spirit") or both of them to terminate the Agreement and Plan of Merger dated as of July 28, 2022 (the "Merger Agreement") by and among the Company, Spirit and Sundown Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of JetBlue; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risk associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of legal proceedings with respect to the NEA and our wind-down of the NEA; failure to obtain certain governmental approvals necessary to consummate the Merger; the outcome of the lawsuit filed by the Department of Justice and certain state Attorneys General against us and Spirit related to the Merger; risks associated with failure to consummate the Merger in a timely manner or at all; risks associated with the pendency of the Merger and related business disruptions; indebtedness following consummation of the Merger and associated impacts on business flexibility, borrowing costs and credit ratings; the possibility that JetBlue may be unable to achieve expected synergies and operating efficiencies within the expected timeframes or at all; challenges associated with successful integration of Spirit's operations; expenses related to the Merger and integration of Spirit; the potential for loss of management personnel and other key crewmembers as a result of the Merger; risks associated with effective management of the combined company following the Merger; risks associated with JetBlue being bound by all obligations and liabilities of the combined company following consummation of the Merger; risks associated with the integration of JetBlue and Spirit workforce, including with respect to negotiation of labor agreements and labor costs; the impact of the Merger on JetBlue’s earnings per share; risks associated with cybersecurity and privacy, including potential disruptions to our information technology systems, information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; our substantial indebtedness and impact on our ability to meet future financing needs; financial risks associated with credit card processors; restrictions as a result of our participation in governmental support programs under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal budget constraints or federally imposed furloughs; impact of global climate change and legal, regulatory or market response to such change; increasing attention to, and evolving expectations regarding, environmental, social and governance ("ESG") matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel; It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year. Any outlook or forecasts in this document have been prepared without taking into account or consideration the Merger with Spirit.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Part I. Item 1A of this Report under “Risk Factors.” In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Additionally, our discussion of certain ESG assessments, goals and related issues herein is informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Any references to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for Securities and Exchange Commission (“SEC”) reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that standards and expectations regarding greenhouse gas (“GHG”) accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approaches both to measuring our emissions and to reducing emissions and measuring those reductions may be considered inconsistent, either currently by some stakeholders or at some point future, with common or best practices with respect to measuring and accounting for such matters and reducing overall emissions. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. Finally, any website or document references included herein are for convenience only and, unless indicated otherwise, are explicitly not incorporated by reference.

Risk Factor Summary
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Report or in other Company communications. You should read the following section in conjunction with the following sections of this Report: Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes, included in Part II. Item 8 and our “Forward-Looking Information.”
The following is a summary of the principal risks we face that could have a material adverse effect on our business, liquidity, financial condition, and results of operations:
Risks Related to JetBlue
•We operate in an extremely competitive industry.
•We may be subject to competitive risks due to the long-term nature of our fleet order book.
Operational Risks
•Our business is highly dependent on the availability of fuel and fuel is subject to price volatility.
•Our maintenance costs will increase as our fleet ages.
•Our salaries, wages, and benefits increase as our workforce ages.
•We face risks associated with a potential material reduction in the rate of interchange reimbursement fees.
•We face risks associated with doing business internationally.
•Our comparatively high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations, which could reduce our profitability and harm our reputation.
•We depend greatly on the New York metropolitan market, and increases in competition or shifts in demand for air travel in this market, or governmental reduction of our operating capacity at John F. Kennedy International Airport ("JFK"), could harm us.
•Extended interruptions or disruptions in service at our focus cities could have a material adverse impact on us.
•We may be impacted by increases in airport expenses relating to infrastructure and facilities, as well as by infrastructure disruptions or failures.
•Our results of operations fluctuate due to seasonality, weather, and other factors.
•We have a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
•We are in the process of unwinding our Northeast Alliance ("NEA") with American Airlines, which may have an adverse impact on our business, financial condition and results of operations.
•Tariffs on commercial aircraft and related parts imported from outside the United States, or tariffs that may be escalated over time, may have a material adverse effect on our fleet, business, financial condition, and results of operations.
Risks Related to Our Merger with Spirit
•To consummate the Merger, we and Spirit must obtain certain governmental approvals and satisfy closing conditions, which could jeopardize the consummation of the Merger or reduce its anticipated benefits.
•The pendency of the Merger may disrupt our business.
•Consummation of the Merger will result in us having substantially greater indebtedness, which could adversely affect our business flexibility, increase borrowing costs, and result in downgrades in our credit ratings.
•We may not realize the synergies and other benefits of the Merger to the extent predicted because of required divestitures, difficulties related to integration and other challenges.
•The combined company is expected to incur substantial expenses related to the Merger and the integration of JetBlue and Spirit.
•Uncertainties associated with the Merger may cause a loss of management personnel and other key crewmembers.

•The future of the combined company will suffer if expanded operations are not effectively managed.
Data and Information Security Related Risks
•Our reputation and business may be harmed, and we may be subject to legal claims if there is disruption to our information technology systems or loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, crewmembers’, business partners’ or our own information or other breaches of our information security.
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
•We may be subject to unionization, work stoppages, slowdowns, or increased labor costs and the unionization of our pilots and inflight crewmembers could result in increased labor costs.
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
•Our liquidity could be adversely impacted in the event one or more of our credit card processors were to impose reserve requirements for payments due to us from credit card transactions.
•We have been subject to certain restrictions on our business as a result of our participation in governmental programs.
•We have a significant amount of indebtedness from fixed obligations and may seek material amounts of additional financial liquidity in the short-term, and insufficient liquidity may have a material adverse effect on our financial condition and business.
•We may never realize the full value of our intangible assets or long-lived assets, causing us to record impairments that may negatively affect us.
Risks Associated with the Airline Industry
•An outbreak or resurgence of a disease or an environmental disaster could significantly affect travel behavior, which would adversely affect our industry and our business.
•Compliance with environmental laws and regulations may cause us to incur substantial costs.
•We may be affected by global climate change or by legal, regulatory or market responses to such change.
•Increasing attention to, and evolving expectations regarding, environmental, social and governance ("ESG") matters may impact our business and reputation.
•Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect us.
•Changes in government regulations, imposing additional requirements and restrictions on us could increase our operating costs and result in service delays and disruptions.
•A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.
•The airline industry is particularly sensitive to changes in economic conditions.

PART I
ITEM 1.    BUSINESS
OVERVIEW
General
JetBlue Airways Corporation, is New York's Hometown Airline®. As of December 31, 2023, JetBlue served over 100 destinations across the United States, the Caribbean and Latin America, Canada and Europe.
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
Our Industry and Competition
The U.S. airline industry is extremely competitive and challenging, and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, air traffic control (“ATC”) shortages, the spread of infectious diseases, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and customer demand. The industry's principal competitive factors include fares, brand and customer service, frequent flyer loyalty programs, route networks, flight schedules, aircraft types, safety records, codeshare and interline relationships, inflight entertainment and connectivity systems.
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
Differentiated Product and Culture
Delivering the JetBlue Experience to our customers through our differentiated product and culture is core to our mission to inspire humanity. We look to attract new customers to our brand and provide current customers with a reason to come back by continuing to innovate and evolve the JetBlue Experience. We believe we can adapt to the changing needs of our customers and a key element of our success is the belief that competitive fares and a great product need not be mutually exclusive.
Our award winning service begins from the moment our customers purchase a ticket through one of our distribution channels such as www.jetblue.com, our mobile application, or our reservations centers. Customers can purchase one of five branded fares: Blue Basic, Blue, Blue Plus, Blue Extra, and Mint®, our premium service. Each fare includes different offerings such as early boarding, advance seat selections, free checked bags, no change fees, and additional TrueBlue® points, with all fares including our core offering of free inflight entertainment, free high-speed wi-fi, free snacks, and free non-alcoholic beverages. Customers can choose to “buy up” to an option with additional offerings. These different fares allow customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
Our customers enjoy seats in a comfortable layout with the most legroom in the main cabin of all U.S. airlines, based on average fleet-wide seat pitch. Our Even More® Space seats are available for purchase across our fleet, giving customers the opportunity to enjoy additional legroom. Customers on select coast-to-coast, Caribbean and Latin American routes and all transatlantic flights have the option to purchase Mint®, our premium service. Each Mint® seat includes a fully lie-flat bed with our exclusive Tuft & Needle® sleep experience. Our Mint® customers also have access to an assortment of complimentary food, beverages and products including a small-plates menu, artisanal snacks, alcoholic beverages, a blanket, pillows, an amenity kit and headphones.

On select transatlantic and coast-to-coast flights we offer a reimagined version of our Mint® experience with a completely refreshed cabin design featuring private suites with a sliding door and aisle access. Each of these select Mint® aircraft also include two front row Mint® Studios which offer the largest TV on a U.S. airline and an extra seat and space to work, lounge and entertain.
Our inflight entertainment system onboard our aircraft includes free live TV on select routes and premium movie channel offerings from JetBlue Features. Our entire fleet is equipped with Fly-Fi®, a broadband product that allows gate-to-gate Wi-Fi at every seat. Customers also have access to the Fly-Fi® Hub, a content portal where customers can access a wide range of additional content from their own personal devices. All customers may enjoy an assortment of free and unlimited name-brand snacks and non-alcoholic beverages.
Because of our network strength in leisure destinations, we also sell vacation packages through our wholly owned subsidiary, JetBlue Travel Products, LLC (“JBTP”), which offers one-stop, value-priced vacation services for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals, and local attractions.
We work to provide a superior travel experience, including communicating openly and honestly with customers about delays and service disruptions. We have a Customer Bill of Rights to provide compensation to customers who experience inconveniences. This Customer Bill of Rights commits us to high service standards and holds us accountable if we fall short. We, like other airlines, have also committed to the government to provide services to mitigate customer inconveniences when the cause of cancellation or delay was due to circumstances in our control. These services include rebooking at no additional cost, meal and/or meal/cash vouchers for flight delays over four hours, complimentary hotel accommodations if necessary, and complimentary ground transportation to and from hotels.
Network
We are a predominately point-to-point system carrier with 95% of our routes touching at least one of our six focus cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Los Angeles and San Juan. All six of our focus cities are in regions with a diverse mix of traffic.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of customers to include both business travelers and travelers visiting friends and relatives (“VFR”). VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us to optimize destinations, strengthen our network, and increase unit revenues.
As of December 31, 2023, we served 115 destinations (“BlueCities”) in 32 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 31 countries in the Caribbean and Latin America, Canada and Europe.
We group our capacity distribution based upon geographical regions rather than on mileage or a length-of-haul basis. The historic distribution of available seat miles (“ASMs”), which we also refer to as capacity, by region for the years ending December 31 was:

Capacity Distribution	2023	2022	2021
Transcontinental	29.9%	30.8%	31.0%
Caribbean & Latin America (1)	33.2	32.5	36.8
Florida	23.7	24.6	24.9
East	5.0	5.1	3.2
Central	4.5	5.0	3.0
West	0.6	0.5	0.7
Transatlantic (2)	3.1	1.5	0.4
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transportation (“DOT”), include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.
(2) We further expanded our presence in the transatlantic market with service from John F. Kennedy International Airport (“JFK”) to Paris in June 2023 and service from JFK to Amsterdam, and Boston Logan International Airport (“BOS”) to Amsterdam in August and September 2023, respectively.

In October 2023, we announced new transatlantic seasonal service to Dublin from JFK and BOS, and Edinburgh from JFK, with all routes starting in 2024. We also announced expansion of our Paris presence by launching new daily service from BOS to Paris and adding a second daily flight from JFK, with both routes starting in 2024.
Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing interline-connectivity, codeshare, complementary flight schedules, frequent flyer program reciprocity, and other joint marketing activities. As of December 31, 2023, we had 47 airline commercial partnerships. Our commercial partnerships typically begin as an interline agreement allowing a customer to book a single itinerary with tickets on multiple airlines. On their day of travel, customers have a simplified airport experience with single check-in and bag drop.
Northeast Alliance
In July 2020, JetBlue and American Airlines entered into the NEA which was designed to optimize our respective networks at JFK, BOS, LaGuardia Airport (“LaGuardia”), and Newark Liberty International Airport (“Newark”). Following review and agreement by the DOT, JetBlue and American Airlines began implementing the NEA in July 2021. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American Airlines seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA. On July 5, 2023, we announced that we do not plan to appeal the court’s determination that the NEA cannot continue as currently crafted, and instead had initiated a wind down of the NEA. On July 14, 2023, JetBlue and American Airlines announced that beginning on July 21, 2023, JetBlue customers will no longer be able to book new codeshare bookings on American Airlines and vice versa. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent Injunction (“Final Injunction”). The Final Injunction, which took effect on August 18, 2023, sets forth, among other things, provisions for the prompt and certain termination of the NEA, including applicable dates for the termination of JetBlue and American Airlines' revenue-sharing arrangements and procedures governing the termination of any remaining slot-sharing agreements. Pursuant to the Final Injunction, JetBlue and American Airlines may not enter into any new alliance, partnership, joint venture, or other agreement with each other, if such agreement provides for revenue sharing, or for coordination of routes or capacity, in a manner substantially similar to the NEA for a period of ten years following the effectiveness of the Final Injunction. On September 25, 2023, American Airlines filed an appeal of the court's ruling. The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs and therefore have an impact on our financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American Airlines and, depending on the specific case, other airlines on flights to or from four airports (JFK, BOS, LaGuardia, Newark) from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue believes these lawsuits are without merit and has moved to dismiss the claims.
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
Our participation in a global distribution system (“GDS”), supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the distribution cost through this channel is higher than through our website, the average fare purchased through a GDS is generally higher and often covers the increased distribution costs. We currently participate in several major GDSs and online travel agents. Due to the majority of our customers booking travel on our website, we maintain relatively low distribution costs which helps us to offer lower fares to customers.
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal customers. Members earn points with JetBlue, JetBlue Vacations®, Paisly® by JetBlue and select airline and travel partners. Members can redeem points for any JetBlue-operated flight or flight and hotel package, any time (no blackout dates). Redemption amounts are based on the current price for that trip. TrueBlue Mosaic® is an additional program threshold for our most loyal customers which features four levels, Mosaic 1, Mosaic 2, Mosaic 3 and Mosaic 4.
In May 2023, we launched a new TrueBlue® Loyalty Program, bringing more choices and new perks for customers. The new program maintains most of TrueBlue's® signature perks while also providing for new opportunities for customers to earn additional perks along the way to achieve Mosaic status. TrueBlue® now offers tiles as the new way to track and measure progress toward Mosaic status. Tiles are earned based on a combination of travel spend and credit card spend. The new program is designed to provide even more TrueBlue® members with the opportunity to get rewarded, even before achieving Mosaic® status. The new TrueBlue® also enhances the TrueBlue Mosaic® program to include four distinct Mosaic levels, each featuring a Mosaic signature perk and an additional Mosaic perk you pick.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico, the Dominican Republic, and the Caribbean to allow cardholders to earn TrueBlue® points. Our co-branded credit cards in the United States are issued in partnership with Barclaycard® on the MasterCard® network. We also have co-branded loyalty credit cards issued by Banco Popular de Puerto Rico and MasterCard® in Puerto Rico as well as Banco Popular Dominicano and MasterCard® in the Dominican Republic.
In 2023, JetBlue expanded its international co-brand portfolio by joining forces with CIBC First Caribbean International Bank, adding five new countries in the English-speaking Caribbean (Bahamas, Barbados, Jamaica, Trinidad & Tobago, and the Cayman Islands). These credit cards allow customers in Puerto Rico, the Dominican Republic, and the Caribbean to take full advantage of our TrueBlue® loyalty program. In 2023, we also introduced enhancements to our co-branded credit cards, enabling JetBlue Plus Card members to utilize points payback, which allows point redemption for a statement credit. In addition, JetBlue business card members can now participate in early boarding on JetBlue-operated flights.
We have various agreements with other loyalty partners, including financial institutions, hotels, and car rental companies, that allow their customers to earn TrueBlue® points through participation in our partners’ programs. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.
OPERATIONS AND COST STRUCTURE
Historically, our cost structure has allowed us to price fares lower than many of our competitors. Our cost advantage relative to some of our competitors was due to, among other factors, high aircraft utilization, new and efficient aircraft, relatively low distribution costs, and a productive workforce. Because our network initiatives and growth plans require a low cost platform, we strive to stay focused on our competitive costs, operational excellence, and efficiency improvements. Due to post-pandemic labor shortages and subsequent collective bargaining agreement renewals, labor costs across the industry have increased significantly.
Route Structure
JetBlue's point-to-point system is designed to optimize costs as well as accommodate customers' preference for nonstop itineraries. A vast majority of our operations are centered in the heavily populated Northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. This airspace is some of the world's most congested and drives certain operational constraints. The majority of our flights touch at least one of our six focus cities:

Focus City	Nonstop Routes Served	JetBlue Seats Offered (1)
New York metropolitan area (2)	135	36%
Boston	75	27%
San Juan	12	27%
Fort Lauderdale-Hollywood	44	20%
Orlando	52	9%
Los Angeles area	21	5%
(1) Reflects JetBlue's seat share in each focus city compared to the industry as a whole.
(2) Includes JFK, Newark, LaGuardia, and New York's Westchester County Airport.

Our peak levels of traffic over the course of the typical year vary by route. Generally speaking, many of our areas of operations in the Northeast experience ATC delays and weather-related disruptions resulting in increased costs associated with de-icing aircraft, canceling flights, and accommodating displaced customers. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets we could be subject to additional seasonal variations along with competitive responses by other airlines.
Fleet Structure
Our fleet consists of the following aircraft types and configurations as shown in the table below as of December 31, 2023:

Aircraft	Number of seats on aircraft	Aircraft Count (1)
Airbus A220	140	24
Airbus A320	150	11
Airbus A320 Restyled	162	119
Airbus A321	200	28
Airbus A321 with Mint®	159	35
Airbus A321neo	200	16
Airbus A321neo with Mint®	160	5
Airbus A321neoLR with Mint®	138	9
Embraer E190 (2)	100	53
Total		300
(1) Includes aircraft that have been temporarily removed from service, but are expected to return to operation in the future.
(2) Embraer E190 includes seven permanently parked aircraft owned by the Company and six parked aircraft awaiting lease return.
The reliability of our fleet is essential to ensuring our operations run efficiently and we are continually working with our aircraft and engine manufacturers to enhance our performance. Any reliability or performance issues affecting our aircraft or engines may adversely impact our operations and financial condition. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information related to current engine issues impacting our business.
Fleet Maintenance
Consistent with our core value of safety, our Federal Aviation Administration (“FAA”) approved maintenance programs are administered by our technical operations department. We use qualified maintenance personnel who receive comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations.
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

Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Price has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. Our 2023 fuel consumption increased by 6.5% compared to 2022 due to higher capacity in 2023, and our average price per gallon decreased 17.9% compared to 2022. Our historical fuel consumption and costs for the years ended December 31 were:

	2023	2022	2021
Gallons consumed (millions)	897	842	696
Total cost (millions) (1)	$2,720	$3,105	$1,436
Average price per gallon (1)	$3.03	$3.69	$2.06
Percent of operating expenses	27.6%	32.8%	23.5%
(1) Total cost and average price per gallon each include related fuel taxes as well as effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments with underlyings of jet fuel, crude, and heating oil. In 2023, we effectively hedged a portion of exposure to price spikes by utilizing call spread options with an underlying of jet fuel.
Financial Health
We strive for continued revenue growth and execution on our structural cost program to return to long-term profitability. We remain focused on maintaining a healthy liquidity balance, ending the year with $1.7 billion of cash and cash equivalents, short term investments and long-term marketable securities.
The net book value of our assets pledged, or committed to be pledged, as security under various financing arrangements increased by $900 million from $6.2 billion at December 31, 2022 to $7.1 billion at December 31, 2023.
JetBlue Ventures
JetBlue Technology Ventures, LLC, (“JetBlue Ventures” or “JBV”) is a wholly owned subsidiary of JetBlue. JBV invests in and partners with early-stage startups with goals of improving the travel, hospitality, and transportation industries.
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
JetBlue Travel Products
JetBlue Travel Products, LLC (“JBTP”), a wholly owned JetBlue subsidiary, encompasses the JetBlue Vacations® brand, offering integrated travel packages including hotel, cruise, and non-air travel products like insurance, car rentals, and activities. Headquartered in Fort Lauderdale, JBTP aims to enhance JetBlue's vision of inspiring humanity by providing comprehensive travel experiences.
JetBlue Vacations® allows customers to combine JetBlue flights with hotels and cruises, offering savings, exclusive benefits like early boarding, free inflight drinks, and flexible payment options.
In 2021, JBTP launched PaislyTM by JetBlue®, a travel website for booking individual travel components, with expanded access to all travelers in 2023.
A key partnership extension in 2022 with Allianz Partners USA enables JetBlue customers to safeguard their travel plans with comprehensive travel insurance, covering both flights and vacation packages.

HUMAN CAPITAL MANAGEMENT
Our People and Culture
We believe our success depends on our crewmembers delivering the JetBlue Experience in the sky and on the ground. One of our competitive strengths is a service-oriented culture grounded in our five key values: safety, caring, integrity, passion, and fun. We believe a highly productive and engaged workforce enhances customer loyalty. Our goal is to hire, train, and retain a diverse workforce of caring, passionate, fun, and friendly people who share our mission to inspire humanity.
We first introduce our culture to new crewmembers during the screening process and then at an extensive new hire orientation program at JetBlue University, our training center in Orlando. Orientation focuses on the JetBlue strategy, culture and values, and emphasizes the importance of teamwork, customer service, productivity, and cost control.
Sustaining a talent pipeline of skilled aviation professionals is also key to JetBlue’s success and we continue to cultivate a diverse, knowledgeable, and engaged workforce through a variety of development programs. These programs provide opportunities for external applicants to pursue a path to joining JetBlue in critical roles and support the continued growth of internal talent, growing leaders from within the organization.
Our JetBlue Gateways offer a suite of eight distinct programs dedicated to helping support the next generation of pilots and aviation maintenance technicians. With a conditional job offer for all accepted candidates and ongoing mentorship throughout their program, we’re able to cast a wider net and break down the barriers that may have prevented those with the aptitude and passion from pursuing their dreams, while also reinforcing JetBlue’s values and culture.
Our suite of programs include pilot development paths to meet any level of experience and a variety of learning styles – from our growing list of Gateway University partners to a custom designed program, Gateway Select, which takes individuals with little to no flight experience and helps them build the skills and experience to become a first officer at JetBlue. Our most recent program, Gateways RTP, launched fall of 2023 enables U.S. military-trained helicopter pilots to develop their airline and fixed-wing experience and bring their existing expertise and leadership skills to JetBlue.
Developing internal talent is also a key part of our culture at JetBlue. Current crewmembers are eligible for additional Gateways created specifically for them, offering either prescribed or flexible paths to becoming a pilot or Aviation Maintenance Technician. These programs include Gateway Direct and Gateway Flex, each with options for pilot and AMT pathways. Knowing the passion for the business existing crewmembers demonstrate every day, we’ve also introduced, Gateway Family, extending these internal programs to Crewmembers’ immediate families.
JetBlue Emerging Talent is a program that offers a pathway for our frontline operational crewmembers to transition into corporate services roles which includes hands-on experience, rotational job placements, and job placement assistance upon completion of the program.
We provide additional professional and leadership development programs to elevate the performance and support the career growth of our crewmembers. We offer broad-based access to learning and development through our enterprise license for LinkedIn learning, providing on-demand access to over 16,000 skill-based online learning courses. For crewleaders, we provide our Principles of Leadership program for new and newly promoted leaders at all levels, enabling them to lead their teams effectively and use their leadership role to sustain our culture by leading in accordance with JetBlue company values. We provide training programs for managers and frontline supervisors, building their skills to set expectations, create accountability, deliver effective feedback and coaching, and mitigate bias. For senior leaders, we host Leadership Roundtables for director-level talent across the organization to build relationships with each other and also with the Senior Leadership Team, focusing on key aspects of leadership to enhance their effectiveness and impact.
We believe a direct relationship between crewmembers and our leadership is in the best interest of our crewmembers, our customers, and our stockholders. Except for our pilots and inflight crewmembers, our other frontline crewmembers do not have third-party representation.
Labor Unions and Non-Unionized Crewmembers
In September 2022, the International Association of Machinists and Aerospace Workers filed for an election to unionize our ground operations crewmembers. In February 2023, our ground operations crewmembers voted to maintain our direct relationship rather than elect a union.

As of December 31, 2023, approximately 51% of our full-time equivalent crewmembers were represented by unions. The following table sets forth our crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers (1)	Amendable Date (2)
Pilots	Air Line Pilots Association (ALPA)	4,447	February 1, 2025
Inflight	Transport Workers Union (TWU)	5,930	December 13, 2026
(1) Number of active full-time equivalent crewmembers as of December 31, 2023.
(2) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
On July 14, 2022, TWU filed a representation application with the National Mediation Board (“NMB”) seeking an election among the 35 pilot instructors (called “Flight Instructors”). JetBlue disputed the TWU’s application alleging that “Flight Instructors” do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue’s argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations have not yet begun.
We have individual employment agreements with each of our non-unionized FAA licensed crewmembers which consist of dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and renews for an additional five-year term. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these crewmembers a guaranteed level of income and continue their benefits. We provide what we believe to be industry-leading job protection through these agreements. We believe these agreements provide JetBlue and crewmembers flexibility and allow us to react to crewmembers needs' more efficiently than collective bargaining agreements.
A key feature of the direct relationship with our crewmembers are our Values Committees, which are made up of peer-elected frontline crewmembers from each of our major work-groups other than pilots and inflight crewmembers. Values Committees represent the interests of our work-groups and help us to run our business in a productive and efficient manner. We believe this direct relationship with crewmembers drives higher levels of engagement and alignment with JetBlue’s strategy, culture, and overall goals.
We believe the efficiency and engagement of our crewmembers is a result of our flexible and productive work rules. We are cognizant of the competition for productive labor in key industry positions and new government rules requiring higher qualifications as well as more restricted hours that may result in potential labor shortages in the upcoming years.
Our leadership team communicates on a regular basis with all crewmembers to bolster our culture and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including periodic email messages from our CEO and other senior leaders, weekday news updates to all crewmembers, crewmember engagement surveys, and active leadership participation in new hire orientation. Leadership is also heavily involved in periodic open forum meetings (virtual and in-person) across our network, called “pocket sessions,” which are often recorded and posted on our intranet and crewmember communications app, called On The Fly. By soliciting feedback for ways to improve our service, teamwork, and work environment, our leadership team works to keep crewmembers engaged and makes our business decisions transparent.
Our average full-time equivalent crewmembers for the year ended December 31, 2023 consisted of:

Crewmember Group	Number of full-time equivalent crewmembers
Pilots	4,436
Inflight (1)	5,921
Airport operations	4,178
Technicians (2)	938
Reservation agents	779
Management and other personnel	4,380
(1) Referred to as flight attendants by other airlines.
(2) Referred to as mechanics by other airlines.
For the year ended December 31, 2023, we employed an average of 19,232 active full-time and 4,156 active part-time crewmembers. Our average number of active full-time equivalent crewmembers increased by 2.8% compared to 2022.

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
Crewmember Programs
We are committed to supporting our crewmembers through a number of programs including:
•Crewmember Resource Groups (“CRGs”) - We encourage crewmembers to celebrate their individuality and build camaraderie through our various CRGs. CRGs spearhead programs to embrace and encourage the sharing of different perspectives, thoughts, and ideas. These CRGs and their programs are open to all crewmembers, regardless of how they personally identify. At the end of 2023, we had eight CRGs which include:
◦BlueAbilities: Promotes the inclusion of people with visible and nonvisible disabilities and champions an accessibility-friendly workplace.
◦Blue Aviasian: Celebrates the history of Asians, Asian Americans, and Pacific Islanders. The group offers immersive cultural experiences, networking, and career development events.
◦Blue Conexión: Shares the Latino culture and language in the workplace and community.
◦JADE (JetBlue African Diaspora Experience): Explores the rich cultures of the African diaspora. JADE leads cultural events throughout the year and hosts TravelCon, a day-long event for crewmembers to learn about the diverse experience of Black travelers.
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
•JetBlue Crewmember Crisis Fund (“JCCF”) - This organization is a non-profit corporation independent from JetBlue and recognized by the IRS as a tax-exempt entity. JCCF was created to assist JetBlue crewmembers and their immediate family members (IRS Dependents) with short-term financial support in times of crisis and unexpected emergencies when other resources are not available. Funds for JCCF grants come directly from crewmember donations via a tax-deductible payroll deduction. The assistance process is confidential with only the fund administrator and coordinator knowing the identity of the crewmembers in need.
•JetBlue Scholars - This program offers a new and innovative model to our crewmembers wishing to further their education. Crewmembers enrolled in the program can earn an undergraduate degree through self-directed online college courses facilitated by JetBlue. This re-emphasizes our continuous effort to help provide assistance to our most valued asset, our people. In addition, the Master's Pathway program is designed to help crewmembers who would like to advance their education even further by pursuing a master's degree by providing a variety of benefits to crewmembers including tuition discounts, scholarships, and access to specialized support services.
Community Programs
JetBlue is committed to supporting the communities and BlueCities we serve through a variety of community programs including:
•Corporate Social Responsibility (“CSR”) - The CSR strategy, JetBlue For Good, focuses on three areas that our customers and crewmembers are passionate about: (1) youth and education, (2) community, and (3) environment.

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
◦Community: We have a longstanding tradition of supporting dedicated community organizations that make our BlueCities better. We show our support through partnerships, donations, and crewmember volunteer hours.
◦Environment: We encourage our customers and crewmembers to take small steps or do small actions that make our communities better, such as beach clean up activities and beautification projects.
•JetBlue Foundation - A 501(c)(3) non-profit corporation, the JetBlue Foundation is a JetBlue-sponsored organization focused on raising awareness for careers in science, technology, engineering and math (“STEM”), and aviation. The JetBlue Foundation focuses on four main areas:
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
In 2023, the JetBlue Foundation proudly celebrated its 10th anniversary of continuous efforts to place aviation top-of-mind as a career choice for students. Since 2013, the JetBlue Foundation has impacted over 40,000 under-represented youth and provided over $2.9 million in grants and in-kind support.
Environmental, Social, and Governance Management
Mitigating risks to promote the long-term sustainability of our business is imperative for JetBlue. We remain focused on continuing to lead in environmental, social, and governance (“ESG”) initiatives, through ambitious target setting, clear actions and strategy, and transparent reporting. We regularly analyze and map the issues facing our stakeholders. From there, we calibrate our ESG priorities to reflect the needs and concerns of our crewmembers, shareholders, customers and business partners and then aim to apply meaningful goals, resources and action plans where possible.
Environmental
JetBlue has long been an industry leader in identifying and mitigating climate-related risks and proactively reducing impacts associated with our operations to preserve our ability to operate and grow. Customers, crewmembers and our community are key to JetBlue’s sustainability strategy. Demand from these groups for responsible service is one of the motivations behind changes that help reduce our carbon output and overall environmental impact.
We are focused on decarbonizing our operations to mitigate the various risks posed to our company related to inaction on climate change. Our long-term goal is to achieve net zero carbon emissions by 2040, and we are setting clear targets to deliver with real action along the way. To foster progress toward our ambitious goals, we have integrated science-based environmental risks and opportunities into broader business goals and decision-making processes. In 2022, we received approval from the Science Based Targets Initiative ("SBTi") for our near-term emissions reduction target on the path to net zero. With this target, JetBlue set a goal to reduce well-to-wake (lifecycle) scope 1 and 3 greenhouse gas ("GHG") emissions related to jet fuel by 50% per revenue tonne kilometer ("RTK") by 2035 from a 2019 base year. Aligned with SBTi requirements, JetBlue will also regularly review and update this target.
With environmental sustainability as one of our key company-wide strategic priorities, we are pursuing the following six key levers to reduce the emissions associated with our business:
(1) Fleet Renewal: Our investments in new next generation aircraft are increasing fuel efficiency and reducing associated costs. Our growing fleet of Airbus A321neo and Airbus A220 aircraft are meaningfully driving down per-seat fuel use and associated emissions. We are simultaneously retiring older, less efficient aircraft, such as the Embraer E190 fleet, with the final E190 aircraft scheduled to exit the fleet in 2025.
(2) Fuel Optimization: We operate a cross-functional team focused on procedural and technological improvements to drive increased fuel-efficiency in our operations. Opportunities include the promotion of single-engine taxi and single-engine taxi without auxiliary power, improved ground power and pre-conditioned air hookup times when aircraft arrive at gates, investing in ground power infrastructure for use during maintenance, and improvements to dispatch procedures to optimize fueling.
(3) Sustainable Aviation Fuel (“SAF”): SAF is a jet fuel made from renewable resources such as waste fats, oils, and greases, that drops directly into aircraft and infrastructure, which is calculated to be able to reduce emissions by up to roughly 80% per gallon on a lifecycle basis before being blended with conventional jet fuel. SAF is expected to be the airline industry's key contributor to large-scale lifecycle emissions reduction, which is highly dependent on availability and costs of supply. We are regularly flying using SAF from various sources as a portion of our jet fuel usage today and are constantly seeking additional growth opportunities. As of December 31, 2023, JetBlue had six public and active SAF partners for current and future supply, which will support our target to convert 10% of our jet fuel usage to blended SAF by 2030.
In 2023, JetBlue announced two new SAF initiatives. In February, we announced a partnership with climate tech company CHOOOSE which focuses on sustainability and advancing the use of SAF. This partnership allows JetBlue customers to estimate the CO2 emissions of their flights and address their own emissions by allowing customers to make contributions into a fund dedicated to covering the cost of SAF JetBlue sources. In March 2023, we announced a partnership with Shell Aviation to provide 10 million gallons of blended SAF at LAX over the next two years with the option to purchase up to five million gallons more in the third year either for LAX or other airports in the network.
(4) Electric Ground Operations: Where feasible, we are converting our Ground Service Equipment (“GSE”) to electric power and maximizing electric ground power and air systems for our aircraft to minimize our fuel use and emissions on the ramp. We have committed to converting 40% of our GSE to electric power by 2025, and 50% by 2030.
(5) Technology Partnerships: Primarily through our subsidiary JBV, we support and invest in lower-emissions aircraft technologies such as electric and hydrogen aircraft, sustainable aviation fuel and direct air capture technologies. As of December 31, 2023, JBV has invested in 11 sustainability-related companies.
(6) High Integrity Carbon Credits: For a portion of our emissions that cannot be avoided by solutions more directly tied to our operation, we have sourced carbon credits to fund nature and technology-based avoidance and removal projects. We anticipate some utilization of carbon credits will be necessary to meet our long-term goals.
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
◦Focus on our people, continue to promote, and invest in talent, and to consider a diverse range of talent for opportunities.
◦Our goal is to increase our racial and ethnic minority representation at the officer and director level to 25% and our female representation at these levels to 40% by the end of 2025.
•Sourcing
◦Engage with more minority and women-owned business enterprises with a proven commitment to DEI in their lines of business. Our goal is to grow our spend with businesses owned by underrepresented groups by 5% annually. In 2023, we engaged with 206 diverse business partners and spent $82 million.
•Brand
◦Encourage inclusivity in our offerings by capturing the diverse needs across our customer base.
◦Partner with values-aligned businesses and organizations within the communities we serve.
◦Evaluate social and market shifts and their impact on our customers' experience.

Governance
We believe that strong corporate governance, informed by direct engagement with our stakeholders, creates the foundation that allows us to pursue our mission to inspire humanity. We recognize that ESG issues touch all parts of our business. To help us appropriately identify and manage potential ESG-related risks and opportunities, we have incorporated ESG considerations into our core business functions, including those of our Board of Directors (“Board”). We strive to conduct our business in ways that are principled, transparent, and accountable to our stakeholders.
We regularly develop, evaluate, and reshape company policies and procedures to promote fairness and alignment to our values. We aim to take a proactive approach to tracking, operationalization, and mitigation of risks JetBlue faces. This includes climate impacts and internal response protocols in response to ESG trends. We are dedicated to disclosing accurate data across a variety of topics important to our various stakeholders, such as governance, executive pay, company emissions, and workforce diversity, among others.
Our Board has ultimate oversight of enterprise risks and is informed of these risks quarterly by the Audit Committee and at least annually by the Governance and Nominating Committee. In 2019, our Board formed an ESG Subcommittee to the Governance and Nominating Committee to help the Board keep aware of the Company's ESG strategy and have a comprehensive understanding of ESG matters, which we continued to operate throughout 2023. The ESG Subcommittee is also responsible for the Board’s oversight of ESG matters, including progress on ESG targets and metrics. While ESG is primarily overseen by the ESG Subcommittee, we recognize that ESG matters extend across nearly all committees of the Board in some capacity.
We report annually on ESG issues using the Sustainable Accounting Standards Board and Task Force on Climate-Related Financial Disclosures frameworks, among other considerations, to inform our disclosures. Our Environmental Social Governance Report can be found on our Investor Relations website.
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
Airport Access - Federal regulations, administered by the FAA, manage congestion at four U.S. airports: Ronald Reagan Washington National, LaGuardia, Newark and JFK. A slot is legal permission to conduct an arrival or departure. FAA rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing shortages in the air traffic control workforce. Additionally, we have slots at other slot-controlled airports governed by unique local ordinances not subject to federal regulation as well as international destinations.

Transportation Security Administration and U.S. Customs and Border Protection - The Transportation Security Administration (“TSA”), and the U.S. Customs and Border Protection (“CBP”), operate under the Department of Homeland Security and are responsible for all civil aviation security. This includes passenger and baggage screening; cargo security measures; airport security; assessment and distribution of intelligence; security research and development; international passenger screening; customs; and agriculture. They also have enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. They can also assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
Taxes & Fees - The airline industry is one of the most heavily taxed industries in the U.S. Airlines are obligated to fund all of the taxes and fees imposed on them regardless of their ability to pass these charges on to the customer.
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
The Airport Noise and Capacity Act of 1990 recognizes the right of airport operators with special noise problems to implement local noise abatement procedures as long as those procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system. Certain airports, including San Diego airport, have established restrictions to limit noise which can include limits on the number of hourly or daily operations and the time of such operations. These limitations are intended to protect the local noise-sensitive communities surrounding the airport. Our scheduled flights at San Diego airport are in compliance with the noise curfew limits, but we may violate these curfews on occasion when we experience irregular operations.
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program intended to promote carbon-neutral growth beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance relative to a predetermined baseline is scheduled to be implemented through multiple phases that began in 2021. ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, in 2020, given the impacts of COVID-19 which dramatically reduced 2020 emissions, ICAO agreed that the baseline from which the industry achieves carbon neutral growth would be from 2019 only. ICAO continues to develop details regarding implementation, but we expect compliance with CORSIA will increase our operating costs.
As part of our sustainability and environmental strategy, we are looking for opportunities to embrace new technologies and make changes that we believe will ultimately benefit our crewmembers, customers, and stockholders. We discuss some of our sustainability initiatives in our Environmental, Social, and Governance Management section above.
Foreign Ownership - Under federal law and DOT regulations, JetBlue must be controlled by U.S. citizens. In this regard, our chief executive officer and at least two-thirds of our Board must be U.S. citizens. Further, no more than 24.99% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these ownership provisions.

Other Regulations - All airlines are subject to certain provisions of the Communications Act of 1934 due to their extensive use of radio and other communication facilities. They are also required to obtain an aeronautical radio license from the Federal Communications Commission (“FCC”). To the extent we are subject to FCC requirements, we take all necessary steps to comply with those requirements. Similarly, we are subject to various market and consumer protection laws and regulations promulgated by the Federal Trade Commission (“FTC”). The FTC has promulgated guidelines on certain environmental marketing claims and is currently reviewing such guidelines for potential updates, including potentially initiating rule making relating to such claims under its FTC Act authority. Similar laws in other jurisdictions, including various U.S. states, include similar or more stringent regulations on such marketing claims.
Additionally, as a result of our operations to Havana, Cuba, we are required to comply with regulations promulgated by the U.S. Department of the Treasury's Office of Foreign Assets Control. As of September 2023, we have suspended service to Havana.
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

WHERE YOU CAN FIND OTHER INFORMATION
Our website is www.jetblue.com. Information contained on our website is not part of this Report. Information we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC’s website at www.sec.gov.

ITEM 1A.    RISK FACTORS
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. You should read the following section in conjunction with the following sections of this Report: Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, our consolidated financial statements and the related notes, included in Part II. Item 8 and our “Forward Looking Information.”
Risks Related to JetBlue
We operate in an extremely competitive industry.
The domestic airline industry is characterized by low profit margins, high fixed costs, and significant competition. We currently compete with other airlines on all of our routes. Most of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. We also face competition from surface transportation and technological alternatives to travel, such as virtual meetings, teleconferencing and videoconferencing, particularly during periods of unfavorable economic conditions. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our profitable growth strategy, which would harm our business.

Furthermore, there have been numerous mergers and acquisitions within the airline industry over the years, as well as cooperative marketing alliances and joint ventures. The industry may continue to change. Any business combination, or other industry consolidation could significantly alter industry conditions and competition within the airline industry. Additionally, the current political climate may alter or prevent industry consolidation and growth, including our intended merger with Spirit. Lastly, if a traditional network airline were to fully develop a low-cost structure, or if we were to experience increased competition from low cost carriers or new entrants, our business could be materially adversely affected.
We may be subject to competitive risks due to the long-term nature of our fleet order book.
At present, we have existing aircraft commitments through 2029. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that could prohibit us from adopting new technologies on an expedited basis.
Operational Risks
Our business is highly dependent on the availability of fuel and fuel is subject to price volatility.
Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs comprise a substantial portion of our total operating expenses. Historically, fuel costs, such as US Gulf Coast Jet, have been subject to wide price fluctuations, ranging from a low of $1.32 per gallon to a high of $4.41 per gallon from January 1, 2021 to December 31, 2023. These fluctuations are based on geopolitical factors as well as supply and demand. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Given our large dependency on New York harbor jet fuel, we have been impacted more than our competitors by these price spikes due to decreases in refining capacity and increases in US exports filling the void left by Russia. The price per gallon for New York harbor jet fuel has ranged from a low of $1.39 to $7.59 per gallon from January 1, 2021 to December 31, 2023. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.
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
Our maintenance costs will increase as our fleet ages. In the past, we have incurred lower maintenance expenses because most of the parts on our aircraft were under multi-year warranties, but many of these warranties on JetBlue's existing fleet types have expired. If any maintenance provider with whom we have a flight hour agreement fails to perform or honor such agreements, we could incur higher interim maintenance costs until we negotiate new agreements. Furthermore, we expect to continue to implement various fleet modifications over the next several years to facilitate our aircraft's continued efficiency, modernization, brand consistency, and safety. These fleet modifications require significant investment over several years, some of which involve taking aircraft out of service for days or weeks at a time.
Our salaries, wages and benefits costs will increase as our workforce ages.
As our crewmembers' tenure with JetBlue matures, our salaries, wages, and benefits costs increase. As our overall workforce ages, we expect the cost of our medical and related benefits to increase as well, despite an increased corporate focus on crewmember wellness. As part of our overall profitability strategy, we have begun offering voluntary separation packages to certain employees, with the goal of reducing fixed costs by giving people who work in a number of corporate functions, in our airports, and in our customer support center the opportunity to leave JetBlue with a departing pay and benefits package. There can be no assurance that these measures will lead to a significant reduction in costs.

A material reduction in the rate of interchange reimbursement fees could have an adverse effect on JetBlue's business and operating results.
The TrueBlue® loyalty program operated by us, and the programs operated by our TrueBlue® partners and the payment card transactions conducted in connection with such programs, are significantly impacted by the rate of interchange reimbursement fees (i.e., the fees charged to merchants by the issuing banks), for which rates have historically been set by card processing networks. Interchange reimbursement fees continue to be subject to increased government regulation globally, and regulatory authorities and central banks in a number of jurisdictions have been reviewed or are reviewing these fees and related practices, and may enact regulations that exert downward pressure on such fees. For example, regulations adopted by the U.S. Federal Reserve cap the maximum U.S. debit interchange reimbursement rate received by large financial institutions at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. There has also previously been bipartisan legislation proposed in Congress called the Credit Card Competition Act designed to increase credit card transaction routing options for merchants which, if enacted, could result in a reduction of the fees levied on credit card transactions. If this legislation were successful, it could fundamentally alter the profitability of our agreements with co-branded credit card partners and the benefits we provide to our consumers through the co-branded credit cards issued by these partners. A material decease in the rate of credit interchange reimbursement fees, either voluntarily by card processing networks or mandated by authorities, would adversely affect the TrueBlue® loyalty program, as well as the loyalty programs that our airline partners operate, and would have an adverse effect on JetBlue's business and operating results. There can be no assurance that there will not be a material decrease in credit card interchange reimbursement fees, including due to new laws or regulatory action by the government.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently operate in 31 countries around the world. Our available seat miles that take off or land outside the United States and Canada represented approximately 37% of our revenues for the year ended December 31, 2023. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and available seat miles. Expansion into new international markets may have risks due to factors specific to those markets. In connection with our international operations, we are required to comply with U.S. and other applicable economic and trade sanctions laws and regulations, which restrict our ability to transact and deal with certain countries, regions, governments, and persons.
We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, regulatory, economic, and operational risks. We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of crewmembers with regard to business ethics and compliance, compliance with economic and trade sanctions, anti-corruption policies and many key legal requirements; however, there can be no assurance our crewmembers or third party service providers will adhere to our code of business conduct, anti-corruption and trade compliance policies, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event we believe or have reason to believe our crewmembers have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
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
Our high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations; such delays and cancellations could reduce our profitability and harm our reputation.
We maintain a high daily aircraft utilization rate, which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion, infrastructure failures (such as technical issues with air-traffic control systems), unscheduled maintenance events, issues associated with the availability and effectiveness of air traffic personnel, and labor shortages, including with respect to pilots. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction and reputational harm.
Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, could harm our business.
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, or Westchester County Airport as either their origin or destination. We have historically experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, including a resurgence of COVID-19, climatic concerns (including adverse weather and sea-level rise), negative public perception of New York City, acts of terrorism, or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers. In addition, ATC shortages in the Northeast have forced us to cut back our capacity plans to help protect our operations. The FAA has granted a temporary slot relief of 10% until October 2024, but there is no guarantee that relief will be extended and ATC shortages may continue beyond the period of relief.
Extended interruptions or disruptions in service at one or more of our focus cities could have a material adverse impact on our operations.
Our business is heavily dependent on our operations in the New York Metropolitan area, particularly at JFK, and in our other focus cities: Boston, Orlando, Fort Lauderdale, the Los Angeles basin, and San Juan. Each of these operations includes flights that gather and distribute traffic to other major cities. A significant interruption or disruption in service at one or more of our focus cities could have a serious impact on our business, financial condition, and results of operations.
We may be impacted by increases in airport expenses relating to infrastructure and facilities, as well as by infrastructure disruptions or failures.
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
Our operations may in the future be impacted by disruptions associated with the current ATC system utilized by the U.S. government. The air traffic controller shortage and outdated ATC system has led to short-term capacity constraints imposed by government agencies and has resulted in delays and disruptions of air traffic during peak travel periods in certain markets due to its inability to handle demand and reduced resiliency in the event of a failure causing flight cancellations and delays. Failure to ensure adequate ATC controller staffing and update the ATC system in a timely manner and the substantial funding requirements of a modernized ATC system that may be imposed on air carriers may have an adverse impact on the Company's financial condition or operating results.
Our results of operations fluctuate due to seasonality, weather, and other factors.
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand generally occurring on our Florida and Caribbean routes between October and April and on our western routes during the summer. Actions of our competitors and travel restrictions may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, than some of our competitors as a result of our operations being concentrated on the East Coast. Certain of these seasonal factors, including adverse weather conditions in the East Coast, Florida and Caribbean, have been adversely effected by climate change in recent years, and are likely to continue to be adversely exacerbated by the physical effects of climate change for the foreseeable future. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures may also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analysis regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on five specific types of aircraft and engines for all of our flights makes us vulnerable to any significant problems associated with Pratt & Whitney Geared Turbofan Engines (the “PW1100G”), on our A321neo fleet; International Aero Engines (the “IAE V2533-A5”), on our Airbus A321 fleet, International Aero Engines (the “IAE V2527-A5”), on our Airbus A320 fleet, collectively (the “V2500”) engine type; Pratt & Whitney Geared Turbofan Engines (the “PW1500G”), on our A220 fleet; and General Electric Engines (the “CF34-10”), on our Embraer E190 fleet. This could include, but is not limited to design defects, mechanical problems, contractual performance, such as delivery delays by the manufacturers, or adverse perception by the public which may result in customer avoidance or in actions by the FAA that would impede our ability to operate our aircraft. In the event of design defects or mechanical problems, we cannot be certain that any remediation steps will be effective, which may lead to a material, adverse effect on our business, operating results, and financial condition.
As announced in July, 2023, we are subject to the removal of certain Pratt & Whitney engines for inspection due to contaminated powdered metal used to manufacture certain parts on V2500, PW1100G and PW1500G engine types. As of December 31, 2023, we had six aircraft and 12 engines grounded for required inspection. The Company currently expects each removed engine to take up to 360 days to complete a shop visit and return to a serviceable condition and expects the number of out of service aircraft to rise to between 13 and 15 by the end of 2024. While we are working with Pratt & Whitney to secure compensation, the full impact of the removal and any potential remediation steps remains uncertain. The engine groundings, including but not limited to a reduction in capacity, could adversely impact our future operations and financial results. Carriers operating a more diversified fleet are better positioned than we are to manage such events.

Our Fly-Fi® service uses technology and satellite access through our agreement with Thales Avionics, Inc. (“Thales”). An integral component of the Fly-Fi® system is the antenna, which is supplied to us by Thales. If Thales were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier. Additionally, if the satellites Fly-Fi® uses were to become inoperable for any reason, we would have to incur significant costs to replace the service.
We are in the process of unwinding our Northeast Alliance with American Airlines, which may have an adverse impact on our business, financial condition and results of operations.
In July 2020, JetBlue and American entered into the NEA which was designed to optimize our respective networks at JFK, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport (the “NEA Airports”). Following review and agreement by the DOT, JetBlue and American began implementing the NEA in July 2021. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA and issued its Final Judgement and Order Entering Permanent Injunction (“Final Injunction”) on July 28, 2023. The Final Injunction, which took effect on August 18, 2023, sets forth, among other things, provisions for the prompt and certain termination of the NEA, including applicable dates for the termination of JetBlue and American's revenue-sharing arrangements and procedures governing the termination of any remaining slot-sharing agreements. Pursuant to the Final Injunction, JetBlue and American may not enter into any new alliance, partnership, joint venture, or other agreement with each other, if such agreement provides for revenue sharing, or for coordination of routes or capacity, in a manner substantially similar to the NEA for a period of ten years following the effectiveness of the Final Injunction. On September 25, 2023, American filed an appeal of the court's ruling. The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs and therefore have an impact on our financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American Airlines and, depending on the specific case, other airlines on flights to or from the NEA Airports from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue believes these lawsuits are without merit and has moved to dismiss the claims.
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
We may seek to postpone or cancel delivery of certain aircraft or parts currently scheduled for delivery or purchase, and we may choose not to purchase in the future as many aircraft as we intended. In addition, should additional or different retaliatory tariffs be imposed, our business could be harmed. Any such action could have a material adverse effect on the size of our fleet, business, financial condition, and results of operations.

Risks Related to Our Merger with Spirit
In order to consummate the Merger, we and Spirit must obtain certain governmental approvals and satisfy closing conditions, and if such approvals are not granted or are granted untimely and/or with conditions, and if closing conditions are not satisfied, consummation of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
On July 28, 2022, we entered into a Merger Agreement with Spirit, pursuant to which we would acquire Spirit. Although we and Spirit have agreed to use reasonable best efforts to make certain governmental filings and obtain the required governmental approvals, including from the FCC, the FAA, the DOJ, and the DOT, and approval under certain foreign antitrust laws, there can be no assurance that the necessary regulatory approvals will be obtained. In March 2023, the U.S. Department of Justice, along with the Attorneys General of six states and the District of Columbia, filed suit in the U.S. District Court for the District of Massachusetts against JetBlue and Spirit, seeking a permanent injunction preventing the Merger. The trial commenced on October 31, 2023 and on January 17, 2024, the Court issued its Final Judgment and Order granting the plaintiffs' request for a permanent injunction of the Merger. On January 19, 2024, JetBlue and Spirit filed a Notice of Appeal with respect to the January 17, 2024 Final Judgment and Order and the Court’s corresponding January 16, 2024 Findings of Facts and Conclusion of Law. On February 2, 2024, the Court of Appeals ordered that the appeal shall be fully briefed by April 25, 2024 and will contemplate argument during the court's June sitting.
The Merger remains subject to numerous other closing conditions. There can be no assurance that all conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. The Merger remains subject to other regulatory approvals. There can be no assurance that necessary regulatory approvals will be obtained. As a condition to approving the Merger, governmental entities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after consummation of the Merger. As part of the Merger Agreement, we have agreed to take any such required divestiture actions in connection with the consummation of Merger, provided that we are not required to take any divestiture actions if such action would or would reasonably be expected to result in a material adverse effect on us and our subsidiaries (including, following the consummation of the Merger, Spirit and its subsidiaries). There can be no assurance that governmental entities will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after consummation of the Merger.

If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:
•the anticipated benefits of the Merger could be reduced;
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
•management’s focus may be diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to us;
•in certain circumstances, if the Merger is not consummated solely for specific antitrust reasons, JetBlue may be obligated to pay Spirit a reverse break-up fee of $70 million and pay Spirit stockholders a reverse break-up fee of $400 million, less the aggregate amount of the prepayment of $2.50 per share in cash paid following Spirit stockholders’ approval of the transaction and the aggregate amount of ticking fees of $0.10 per share per month that commenced in January 2023 and continues under the Merger Agreement through the earlier of the date of the closing or termination of the transaction. As of December 31, 2023, JetBlue has made an aggregate of $403 million in prepayments to Spirit shareholders and $25 million in payments to Spirit for the reimbursement of Frontier transaction costs; and
•our costs of pursuing the Merger may be higher than anticipated.
The pendency of the Merger may cause disruption in our business.
The preparation for the Merger and the subsequent integration with Spirit’s business following closing of the Merger is expected to place a significant burden on our management and internal resources. Any diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.
While the Merger is pending, we intend to continue to grow our business which will entail the continued hiring of additional crewmembers, including pilots and other skilled workers, presently in short supply in the airline industry. Any disruption or perceived uncertainty may make it more difficult for us to meet our crewmember hiring and retention goals, which could materially impact our business, results of operations and financial condition.
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
Although we expect the Merger will result in synergies and other benefits to us, we may not realize those benefits to the full extent predicted because of required divestitures, difficulties related to integration and other challenges.
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
•managing any diversion of the attention of management and other key crewmembers;
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
Even if the operations of our business and Spirit’s business are integrated successfully, the full expected benefits and synergies of the Merger may not be realized. Additional unanticipated costs, which could be material, may also be incurred in the integration of our business and Spirit’s business. Further, it is possible that there could be loss of key JetBlue or Spirit crewmembers, loss of customers, disruption of either or both of our or Spirit’s ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated. Additionally, the full benefits of the Merger may not be realized if the combined business does not perform as expected or demand for the combined company’s services does not meet our expectations. The risks currently facing each of our and Spirit’s business and the airline industry, including any possible resurgence in COVID-19 infection rates and the related impact on airline travel, will also present additional challenges for us to successfully integrate our two companies.
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
We and Spirit are dependent on the experience and industry knowledge of our respective officers and other key personnel to execute our respective business plans. The combined company’s success after the Merger will depend in part upon the ability of us and Spirit to retain key management personnel and other key employees. Current and prospective employees of JetBlue and Spirit may experience uncertainty about their roles within the combined company following the Merger, which may impair the ability of both entities to attract, retain and motivate key management and other key personnel. Employee retention may be particularly challenging during the pendency of the Merger, as employees of JetBlue and Spirit may experience uncertainty about their future roles in the combined business.
Various Spirit officers and employees hold Spirit common shares, Spirit restricted stock units (“Spirit RSUs”) and Spirit performance stock units (“Spirit PSUs”), some of which are subject to accelerated vesting upon a change in control. If the Merger is completed, these officers and employees may be entitled to the cash consideration payable under the Merger Agreement in respect of such Spirit common shares, Spirit RSUs and Spirit PSUs. These payouts could also make retention of these officers and employees following the closing more difficult. Additionally, pursuant to employment agreements and/or other agreements or arrangements with Spirit, certain key employees of Spirit are entitled to receive severance payments upon a termination without cause and/or a resignation for “good reason” following consummation of the Merger. Under these agreements, certain key employees of Spirit could resign from employment following specified circumstances set forth in the applicable agreement, including an adverse change in title, authority or responsibilities, compensation and benefits or primary office location, and receive significant severance payments.
Furthermore, if key employees of JetBlue or Spirit depart or are at risk of departing, we may have to incur significant costs (in addition to the retention program to be implemented by Spirit in connection with the Merger Agreement) in retaining such individuals or in identifying, hiring and retaining replacements. We may lose significant expertise and talent, and our ability to realize the anticipated benefits of the Merger may be materially and adversely affected. Accordingly, no assurance can be given that the combined company will be able to attract or retain key management personnel and other key personnel of JetBlue and Spirit to the same extent that JetBlue and Spirit have previously been able to attract or retain their own employees.
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
The need to integrate the JetBlue and Spirit workforces following the Merger and negotiate joint labor agreements presents the potential for delay in achieving expected synergies, and for increased labor costs or labor disputes that could adversely affect the combined company’s operations.
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
Spirit is a highly unionized company; JetBlue's two unionized groups are its pilots and inflight crewmembers. The process for integrating labor groups in an airline merger is governed by a combination of the United States Railway Labor Act (“RLA”), the McCaskill-Bond Act, and where applicable, the existing provisions of each company’s collective bargaining agreements. The process is also governed to a certain extent, by union policy related to seniority integration. Pending operational integration, it is generally necessary to maintain a “fence” between employee groups, during which time the combined company will keep the employee groups separate and apply the terms of the existing collective bargaining agreements, unless other terms have been negotiated.
Under the RLA, the NMB has exclusive authority to resolve representation disputes arising out of airline mergers. The disputes that the NMB has authority to resolve include (i) whether the merger has created a “single carrier” for representation purposes; (ii) designation of the appropriate “craft or class”—the RLA term for “bargaining unit”—for bargaining at the combined company on a system wide basis, an issue which typically arises from minor inconsistencies over which positions are included within a particular craft or class at the two companies; and (iii) designation of the representative of each craft or class at the combined company.
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
Data and Information Security Related Risks
Our reputation and business may be harmed and we may be subject to legal claims if there is disruption to our information technology systems or loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, crewmembers’, business partners’ or our own information or other breaches of our information security.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services and encryption and authentication technologies licensed from third parties for credit card processing activities. In addition, we and certain of our third-party providers collect, process, and maintain data about customers, crewmembers, employees, contractors, business partners and others, including credit card data and personally identifiable information, as well as trade secrets and other proprietary business information (collectively, “Confidential Information”). The secure maintenance and transmission of customer and crewmember information, in particular, is a critical element of our operations.
We face numerous and evolving cybersecurity and privacy risks and threats, such as criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, social engineering, employee malfeasance, and human or technological error, including misconfigurations, bugs, and other vulnerabilities in software and hardware that support our operations. High-profile cyberattacks and security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of cyberattacks targeting businesses such as ours. Because we make extensive use of third party providers, such as online services and centralized data processing, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems beyond our control could materially impact our business.
Threat actors routinely attempt to disrupt or gain access to our IT Systems and Confidential Information. While we make significant efforts to design and implement security measures, we cannot provide any assurances that our efforts will defend against all cyberattacks. We remain vulnerable to denial-of-service attacks, viruses, malicious software (for example, ransomware), zero-day vulnerabilities, social engineering/phishing, breaches of our security policies and controls, and the negligence or malfeasance of parties who have or obtain access to our IT Systems or Confidential Information. For example, threat actors regularly attempt to fraudulently induce our crewmembers, customers, and others to disclose Confidential Information or provide access to our IT Systems.
We have experienced cyberattacks and other incidents in the past, and will continue to experience varying degrees of attacks and incidents in the future. While to date no incidents have had a material impact on our business or financial results, we cannot guarantee that material incidents will not occur in the future. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors become increasingly sophisticated in leveraging techniques and tools (including artificial intelligence) that circumvent security controls, evade detection and even remove forensic evidence. This means we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact on our IT Systems or Confidential Information. Continued hybrid working arrangements also increase cybersecurity risks due to lack of security controls and greater number of vulnerabilities observed in many non-corporate and home networks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
Any compromises to the availability, integrity or confidentiality of our IT Systems or Confidential Information could have a material adverse effect on our reputation, business, operating results, and financial condition, and could result in a loss of customers. For example, personal information may be lost, disclosed, accessed, or taken without consent. Additionally, any material failure by us to achieve or maintain compliance with the Payment Card Industry Data Security Standards, (“PCI DSS”) and related requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any such loss, disclosure or misappropriation of, or access to, customers’, crewmembers’ or business partners’ information or other breach of our information security or IT Systems can result in legal claims or legal proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration/remediation and regulatory compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results, and financial condition. While we evaluate and procure insurance policies that are intended to address liabilities and losses associated with cybersecurity risks and threats, there is no guarantee that any policies would cover any or all of the losses associated with a cyberattack or other security incident, or that we will be able to procure such coverage in the future.
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
Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. Federal and state regulations in the cybersecurity and privacy area continue to develop and evolve, including laws in jurisdictions such as California that now provide for potential statutory damages if certain types of personal information are subject to a data breach. International regulations add complexity as we expand our services and include more passengers from other countries. Many of our commercial business partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. We will continue our efforts to meet the privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs.
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
We are dependent on a broad range of IT Systems, for example, automated systems and technology to operate our business, enhance the JetBlue Experience, and achieve low operating costs. The performance and reliability of our automated systems and data centers is critical to our ability to operate our business and compete effectively. These systems include our computerized airline reservation system, flight operations system, telecommunications systems, website, maintenance systems, check-in kiosks, and our primary and redundant data centers. Our website and reservation system must be able to securely accommodate a high volume of traffic and deliver important flight information. These systems require upgrades or replacement periodically, which involve implementation and other operational risks. Our business may be harmed if we fail to operate, replace or upgrade our systems or data center infrastructure successfully.
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
We compete against other major U.S. airlines for pilots, mechanics, and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry has been affected by a pilot shortage, which may worsen over time. At times, we have been required to increase wages and benefits in order to attract and retain qualified personnel, and we may be required to commit to further increases in the future or risk considerable crewmember turnover. Separately, there is increased scrutiny on companies' diversity, equity, and inclusion (“DEI”) initiatives. If we are unable to hire, train, and retain qualified crewmembers representing diverse backgrounds, experiences, and skill sets, our business could be harmed and we may be unable to implement our growth plans. However, negative perception of DEI initiatives, whether due to our perceived over-or under- pursuit of such initiatives, may likewise result in issues hiring or retaining employees, as well as potential litigation or other adverse impacts. In addition, our business may be harmed if we lose too many individuals with institutional knowledge.
We believe one of our competitive strengths is our service-oriented company culture, which emphasizes friendly, helpful, team-oriented, and customer-focused crewmembers. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we experience turnover, we may be unable to identify, hire, or retain enough people who demonstrate the values of our company culture, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and broader geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
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
In general, unionization has increased costs in the airline industry. In 2014, our pilots voted to be represented by the Airlines Pilot Association (“ALPA”), and our first collective bargaining agreement was ratified by the pilots and became effective on August 1, 2018. In February 2022, we commenced negotiations for a successor contract, in accordance with the collective bargaining agreement, and in December 2022 we reached a tentative agreement with ALPA to extend the current collective bargaining agreement by two years. The agreement was ratified by the JetBlue pilots in January 2023.
In April 2018, JetBlue inflight crewmembers elected to be solely represented by TWU. The NMB certified the TWU as the representative body for JetBlue inflight crewmembers. In November 2020, our inflight crewmembers voted to decline the ratification of a tentative collective bargaining agreement between JetBlue and TWU. In December 2021, our inflight crewmembers ratified our first collective bargaining agreement with TWU, which is a five-year, renewable contract effective December 13, 2021.
Reputational Risks
Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.
An accident or incident involving one of our aircraft could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident or incident. Substantial claims resulting from an accident or incident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully covered by our existing insurance, could cause a public perception we are less safe or reliable than other airlines which would harm our business.

Our business depends on our strong reputation and the value of the JetBlue brand.
The JetBlue brand name symbolizes our values of high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our crewmembers, contractors, or agents could tarnish our reputation and reduce the value of our brand. Increasingly the perception our customers and other stakeholders have about how we address the risks and opportunities we face related to DEI and climate change engagement, our role in the communities in which we operate and our relationship with our crewmembers will have an impact on our reputation. Furthermore, increased usage of social media platforms presents increased risks to our reputation and our business. We may suffer damage to our reputation as a result of negative or inaccurate posts or comments about JetBlue on social media platforms, including related delays or cancellations on our flights even when these are due to weather or other circumstances that are outside of our control. In addition, inappropriate and/or unauthorized use of our social media platforms by our crewmembers or others associated with us may damage our reputation, and could lead to legal implications in the event that information is improperly collected and/or disseminated, or non-public sensitive information related to JetBlue or others is disclosed. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
Financing and Financial Risks
We have a significant amount of fixed obligations and we will incur significantly more fixed obligations which could harm our ability to service our current obligations or satisfy future fixed obligations.
As of December 31, 2023, our debt and finance lease obligations, including interest were approximately $6.0 billion. In addition, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities, and office space. As of December 31, 2023, future minimum payments under non-cancelable leases and other financing obligations were approximately $3.3 billion. T5 at JFK is under a lease with the PANYNJ that ends on the 28th anniversary of the date of beneficial occupancy of the new International Arrivals facility and three net new gates at the former Terminal 6 (“T5i”). The minimum payments under this lease have been included in the future minimum payment totals above.
As of December 31, 2023, we had commitments of approximately $7.2 billion to purchase 131 additional aircraft and related flight equipment through 2029, including estimated amounts for contractual price escalations and pre-delivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations, including in connection with the Merger with Spirit, could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes.
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
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms; and
•lead to rating agency downgrades which in turn could impact our ability to raise capital at attractive terms.

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
We have been subject to certain restrictions on our business as a result of our participation in governmental programs under the CARES Act, the Consolidated Appropriations Act, and the American Rescue Plan Act (collectively the “Acts”).
CARES Act – Payroll Support Program
Under the CARES Act, assistance was made available to the aviation industry in the form of direct payroll support (the “Payroll Support Program”) and secured loans (the “Loan Program”) from the United States Department of the Treasury (“Treasury”).
Under the Payroll Support Program, on April 23, 2020, Treasury provided us with a total of approximately $963 million consisting of $704 million in grants and $259 million in unsecured term loans. As part of the agreement, JetBlue issued to Treasury warrants to acquire more than 2.7 million shares of our common stock at an exercise price of $9.50 per share.
CARES Act – Secured Loan Program
Under the Loan Program, JetBlue had the ability to borrow up to a total of approximately $1.9 billion from Treasury and initially drew $115 million on September 29, 2020. In connection with this drawing, we entered into a warrant agreement with Treasury, pursuant to which we issued to Treasury warrants to purchase approximately 1.2 million shares of our common stock at an exercise price of $9.50 per share. The Company repaid all outstanding amounts in 2021.
Consolidated Appropriations Act – Payroll Support Program 2
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021. Treasury provided us with a total of approximately $580 million, consisting of $436 million in grants and $144 million in unsecured term loans, with funding received on January 15, 2021, March 5, 2021 and April 29, 2021. In consideration for these payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to Treasury at an exercise price of $14.43 per share.
American Rescue Plan Act – Payroll Support Program 3
On May 6, 2021, we entered into a Payroll Support 3 Agreement with Treasury governing our participation in the federal payroll support program for passenger air carriers under Section 7301 of the American Rescue Plan Act of 2021. Treasury provided us with a total of approximately $541 million, consisting of $409 million in grants and $132 million in unsecured term loans. In consideration for these payments, we issued warrants to purchase approximately 0.7 million shares of our common stock to Treasury at an exercise price of $19.90 per share.

Each of the unsecured loans described above has a 10-year term and bears interest on the principal amount outstanding at an annual rate of 1.00% for the first five year and the applicable Secured Overnight Financing Rate (“SOFR”) plus 2.00% thereafter. In addition, the principal amount may be repaid at any time prior to maturity at par. The warrants associated with each of the programs described above will expire 5 years after issuance and will be exercisable either through net cash settlement or net share settlement, at our option, in whole or in part at any time.
In accordance with any grants and/or loans received under the Acts, we were required, among other things to use such payments exclusively for the continuation of crewmember wages, salaries, and benefits. The Acts also required, subject to various timeframes, certain levels of commercial air service be maintained; the prohibitions on share repurchases and the payment of common stock dividends; and, through April 1, 2023, restrictions on the payment of certain executive compensation.
The continued effects of restrictions under the grants and/or loans under the Acts, including, but not limited to, those outlined above, could still materially affect our operations, and we may not be successful in managing these impacts. Further, these restrictions limited and could in the future continue to limit our ability to take actions that we otherwise might have determined to be in the best interest of our Company and our shareholders. Moreover, we cannot predict whether additional assistance will be required or available in the future in the event of any resurgence of the COVID-19 pandemic or other global emergency that adversely impacts our business.
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
In the event of any resurgence of the COVID-19 pandemic or other exigent circumstances that materially impact our business, we may be required to seek additional short-term liquidity, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets, the entry into sale-leaseback transactions, as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, the airline industry, or our business, our access to capital and the cost of any debt financing would be negatively affected. There can be no assurance as to the availability of any such financing if it becomes necessary, or that any such additional financing will be completed on favorable terms.
Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors described herein. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain operating and financial covenants under our financing and credit card processing agreements or with other material provisions of our contractual obligations. Moreover, as a result of our recent financing activities, the number of financings and the aggregate amount of indebtedness with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional operating and financial covenants could become binding on us as we continue to seek additional liquidity.
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
Our substantial level of indebtedness and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, may make it difficult for us to raise additional capital if needed to meet our liquidity needs on acceptable terms, or at all. Following the consummation of our Merger with Spirit, our ability to raise additional capital to meet our liquidity needs will be further challenged.
See “Part II. Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional information regarding our liquidity as of December 31, 2023.
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
We may be required to recognize losses in the future due to, among other factors, extreme fuel price volatility, tight credit markets, government regulatory changes, decline in the fair values of certain tangible or intangible assets, such as aircraft, route authorities, airport slots and frequent flyer database, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. For example, during the year ended December 31, 2022, we recorded $52 million of impairment as well as engine exchanges as part of the retirement of our Embraer E190 fleet. We can provide no assurance that a material impairment loss of tangible or intangible assets will not occur in a future period. The value of our aircraft could also be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from the grounding of aircraft. A further impairment loss could have a material adverse effect on our financial condition and operating results.
Risks Associated with the Airline Industry
We could be adversely affected by an outbreak or resurgence of a disease or an environmental disaster that significantly affects travel behavior.
Any outbreak or resurgence of a disease, including variants of COVID-19, which affect travel behavior, travel demand, or travel restrictions, or a similar public health threat, or fear of such an event could have a material adverse impact on airlines. In addition, outbreaks of disease could result in quarantines of our personnel, business partners and their suppliers, or an inability to access facilities or our aircraft, which could adversely affect our operations. Certain environmental disasters may be caused or adversely exacerbated by the physical impacts of climate change. For more information, please see our risk factor titled “We may be affected by global climate change or by legal, regulatory or market responses to such change.”
The extent, duration, and magnitude of the COVID-19 pandemic’s possible resurgent effects will depend on various factors, all of which are highly uncertain, difficult to predict and not controlled by us. In addition, we cannot predict whether business travel for in-person meetings will return to pre-COVID-19 levels over the long-term due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and/or changes in customer preferences.
Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business, operating results, liquidity and financial condition.
Compliance with environmental laws and regulations may cause us to incur substantial costs.
Many aspects of airlines’ operations are subject to increasingly stringent environmental regulations, and growing concerns about climate change and other matters, including an evolving set of previously unregulated substances, may result in the imposition of additional regulation. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties, as well as civil liability.
Environmental laws and regulations may require us to investigate and remediate soil or groundwater. Under many environmental laws, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as contaminated. Liability under these laws may be retroactive, strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of when it occurred, fault or the amount of waste directly attributable to us.
Under our leases and related contracts for our airport facilities, we may be responsible for a share of the airport’s or other operators costs in meeting new or upgraded regulatory requirements including, for example, implementation of US Environmental Protection Agency (“USEPA”) and state stormwater regulations that require building or reconfiguring airport de-icing facilities to limit discharges of ethylene glycol.

Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business and financial results. Although we don't expect the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations, or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.
We may be affected by global climate change or by legal, regulatory or market responses to such change.
There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers and business partners, cause inflight cancellations, delays, and diversions, require us to incur additional operating or capital expenditures, reduce the demand for certain of our flight offerings, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may impact the frequency and/or intensity of such events. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risks.
Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. For example, there have been significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the ICAO passed a resolution adopting CORSIA, which is a global, market-based emissions offset program to encourage carbon-neutral growth in international aviation. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is scheduled to be implemented through multiple phases that began in 2021. ICAO continues to develop details regarding implementation and, while we expect compliance with CORSIA will increase our operating costs, the anticipated cost of compliance with CORSIA is uncertain due to a number of factors, including the volatility in demand for international air travel and the uncertainty in the supply and price of eligible carbon offsets or low-carbon aircraft fuels. In January 2021, the USEPA promulgated a final rule implementing the ICAO aircraft engine GHG emission standards, which will apply to larger business and commercial jet aircraft with either new design types (not previously certified by the FAA) or existing design types that are in production as of January 1, 2028. On November 15, 2021 the USEPA announced its intention to seek even more ambitious GHG emission standards within the ICAO process. Since then, the USEPA and ICAO's Committee on Aviation Environmental Protection have had several meetings on this issue, but no further progress has been made. In addition, several states and environmental groups have challenged USEPA's standards and on June 30, 2023, the U.S. Court of Appeals for the D.C. Circuit denied such petitions and ruled that the USEPA acted within its authority in establishing the aircraft engine GHG emission standards.
The potential impacts to our business are not known at this time, but additional costs can be expected. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
These climate change-related regulatory actions and related pressures to reduce our GHG emissions may adversely affect our business and financial results by requiring us, for example, to make capital investments in new equipment or technologies, purchase carbon offset credits, or incur higher fuel or other operating costs. Due to the competitive nature of the airline industry and unpredictability of the market for air travel, we can offer no assurance that we will be able to increase our fares, impose surcharges or otherwise increase revenues or decrease other operating costs sufficiently to offset our costs of meeting these obligations.
For example, there are growing initiatives to mandate use of SAF, a term which includes a variety of fuels that are believed to have lower environmental impact than conventional aviation fuels. The latest proposal in the EU, which was approved by the European Parliament in September 2023 and the European Council in October 2023 would impose a SAF blending standard starting at 2% in 2025 and rising to 70% in 2050. Other countries, including the UK, have adopted or are considering adopting similar SAF requirements. In the US, the FAA’s Aviation Climate Action Plan (published in November 2021) includes a Sustainable Aviation Fuel Grand Challenge, calling for a replacement of all traditional aviation fuel by 2050. These programs, in addition to our own and other airline’s commitments to increase use of SAF, are likely to result in a competitive market for available SAF inventories. Until SAF production increases, we may need to pay a significant premium for SAF above the cost of traditional fuel.
Reporting expectations are also increasing, with a variety of customers, capital providers, and regulators seeking increased information on climate-related risks and impacts. Various policymakers, such as the SEC, the European Union, and the State of California, have adopted or are considering adopting, requirements for companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board. All of these risks may also impact our suppliers, business partners or customers, which may indirectly impact our business, financial condition, or results of operations.

Increasing attention to, and evolving expectations regarding, ESG matters may impact our business and reputation.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain product or service offerings, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we have in past engaged, and expect in future to continue to engage, in voluntary initiatives (such as voluntary disclosures, certifications, or goals) to improve the ESG profile of our Company and/or offerings or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around a company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, legal, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail, or are perceived to fail, to comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in actions, statements, or methodology, including as stakeholder perceptions of sustainability continue to evolve. In the airline industry specifically, there has been particular scrutiny of and liability associated with the use of “sustainable aviation fuel” and carbon offsets and claims made in connection with same.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For more information, please see our risk factor titled “We may be affected by global climate change or by legal, regulatory or market responses to such change.” Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect our industry, business, results of operations and financial position.
Many of our airline operations are regulated by governmental agencies, including, but not limited to, the DOT, FAA, CBP, and the TSA. If the federal government were to continue experiencing issues in reaching budgetary consensus in the future, resulting in mandatory furloughs and/or other budget constraints, or if a government shutdown were to continue for an extended period of time, our operations and results of operations could be materially negatively impacted. The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.
Changes in government regulations imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, involving significant compliance costs. These requirements may adversely impact our business, operating results and financial condition. In recent years, Congress has passed laws and the agencies of the federal government, including, but not limited to, the DOT, FAA, CBP, and the TSA, have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws including executive orders, regulations, tax laws, and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted or materially amended, these measures could have the effect of raising ticket prices, which in turn could affect the perception of the airline industry, reduce air travel demand and/or revenue, and increase costs. We cannot be assured that these and other laws, including executive orders, regulations, or tax laws, enacted in the future will not harm our business.

A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.
Acts of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of an act of terrorism, whether or not successful, the airline industry would likely experience increased security requirements and significantly reduced demand. We cannot be assured that these actions, or consequences resulting from these actions, will not harm our business or the industry.
The airline industry is particularly sensitive to changes in economic conditions.
Fundamental and permanent changes in the domestic airline industry have occurred over time as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing, or terminating crewmembers, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans, and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. A global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, debt and equity market fluctuations, a constrained credit market, housing-related pressures, rising interest rates and increased business operating costs can reduce spending for both leisure and business travel and otherwise impact booking practices. Unfavorable economic conditions could also impact an airline’s ability to raise fares to counteract increased fuel, labor, and other costs. It is possible that further airline reorganizations, consolidation, bankruptcies, or liquidations may occur in the current global economic environment, the effects of which we are unable to predict. We cannot be assured that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
JetBlue places great importance on safety including cybersecurity, to protect against various threats. The Company's cybersecurity strategy prioritizes detection, analysis and response to cyber threats, effective management of cyber risks, and resilience against cyber incidents. Safety is the Company's #1 value, and the strength of our safety is supported by exercising vigilance in security, including cybersecurity.
We maintain a formal cybersecurity program with guidance drawn from the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and other industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our program is designed to protect the confidentiality, integrity, and availability of systems and data. The state of our program maturity and regulatory compliance is regularly assessed by external audits and reviews by third party cybersecurity auditors and assessors. Among the key features of our cybersecurity risk management processes are the following:
•policies and procedures designed to comply with data security and privacy obligations;
•security technology and tools deployed in our IT environment that help us to identify and manage critical cybersecurity risks, as well as to detect and respond to incidents;

•security awareness training offered to our workforce, and specialized incident response training for our cybersecurity team in partnership with our Business Continuity and Emergency Response department;
•a Security Operations Center that monitors and responds to incidents; and
•a third-party risk management program that includes diligence and contracting processes for vendors and service providers based on their respective function and risk profile.
JetBlue management has an overall responsibility for assessing and managing risks from cybersecurity threats to the Company and has an established cyber risk committee that consists of the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Information Security Officer. (CISO). Our CISO has primary responsibility for the design and execution of our cybersecurity risk management program, and helps the committee stay informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, including but not limited to briefings with internal security team members, threat intelligence obtained from public and private sources, and alerts and reports produced by security tools deployed in the IT environment. Our current CISO has nearly two decades of experience in IT risk and program management, threat intelligence, and cybersecurity governance; he also has several cybersecurity industry certifications and specialized training in cybersecurity.
The CISO regularly briefs the cyber risk committee to review and evaluate potential threats and cyber risks to the Company. A cyber risk update is provided on a quarterly basis to the Audit Committee, which has delegated authority from the Board for cybersecurity risk oversight, and reports are made to the full Board on an annual basis.
For the 2023 period, we reported no material cybersecurity incidents affecting the confidentiality, integrity, or availability of data or systems. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For further information, please see our risk factors titled “Our reputation and business may be harmed and we may be subject to legal claims if there is disruption to our information technology systems or loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers’, crewmembers’, business partners’ or our own information or other breaches of our information security” and “Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.”

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2023, our aircraft types and configurations consisted of the following (1):

Aircraft	Seating Capacity	Owned (2)	Operating Lease	Total	Average Age in Years
Airbus A220	140	24	—	24	1.3
Airbus A320	150	4	7	11	23.2
Airbus A320 Restyled	162	98	21	119	17.4
Airbus A321	200	28	—	28	7.6
Airbus A321 with Mint®	159	35	—	35	7.4
Airbus A321neo	200	16	—	16	3.6
Airbus A321neo with Mint®	160	5	—	5	1.4
Airbus A321neoLR with Mint®	138	9	—	9	1.3
Embraer E190 (3)	100	25	28	53	15.1
		244	56	300	12.3
(1) This table includes aircraft that have been temporarily removed from service, but are expected to return to operation in the future.
(2) Total owned aircraft includes aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes.
(3) Embraer E190 includes seven permanently parked aircraft owned by the Company, and six parked aircraft awaiting lease return.
As of December 31, 2023, our aircraft leases had an average remaining term of approximately 1.6 years, with expiration dates between 2024 and 2028. We have the option to extend most of these leases for additional periods or to purchase the aircraft at the end of the related lease term.
As of the date of filing, we had 131 aircraft on order and scheduled for delivery through 2029. Our future aircraft delivery schedule is as follows (1):

	Contractual Order Book
Year	Airbus A220	Airbus A321neo	Total
2024	20	7	27
2025	20	5	25
2026	20	4	24
2027	5	9	14
Thereafter	11	30	41
Total (2)	76	55	131
(1) On January 26, 2024, JetBlue and Airbus entered into an amended delivery schedule pursuant to which we agreed to defer 41 aircraft originally scheduled for delivery from 2024 through 2027 to revised delivery dates from 2025 through 2029. The table above and the table in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Contractual Obligations” reflect our aircraft purchase commitments after giving effect to this revised delivery schedule.
(2) As of December 31, 2023, we have options to purchase an additional 20 A220-300 aircraft.
Ground Facilities
Airports
All of our airport facilities are under leases or other occupancy agreements. This space is leased directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. Our passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices generally have agreement terms ranging from less than one year to five years. They can contain provisions for periodic adjustments of rental rates, landing fees, and other charges applicable under the type of lease. Under some of these agreements, we are responsible for the maintenance, insurance, utilities, and certain other facility-related expenses and services.
A summary of our most significant lease agreements is provided below:
•JFK - We have a lease agreement with the Port Authority of New York and New Jersey (“PANYNJ”) for Terminal 5 until November 2042, but we have the option to terminate the agreement in 2033. In 2012, we amended the lease to extend into the former Terminal 6 property in order to build T5i. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partner, JFK Millennium Partners (“JMP”).
•BOS - In May 2005, we entered into a lease with Massachusetts Port Authority (“Massport”) with a five-year term (and 20 automatic one-year renewals), for five gates in Terminal C; which expanded to 11 by November 2008. We have since entered into multiple amendments with Massport to continue to grow our footprint in Terminal C. As of December 31, 2023, we leased 30 gates in Boston. Our lease with Massport is scheduled to expire in April 2030.
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
•Boston - We have a ground and building lease agreement which expires in 2028 for an aircraft maintenance hangar and associated support space, with an option to extend for five additional years. We also have separate leases for facilities to accommodate our ground support equipment maintenance and catering operations.
•Orlando - We have a ground lease agreement for a hangar which expires in 2035. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for training our pilots and inflight crewmembers, as well as support training for our technical operations and airport crewmembers. This facility is equipped with eleven full flight simulators, eleven flight training devices, three cabin trainers, a training pool, classrooms, and support areas.
The Lodge at the Orlando Support Center (“OSC”) is adjacent to JetBlue University and is used for lodging our crewmembers when they attend training.
Our primary corporate office is located in Long Island City, New York with our lease expiring in 2039. We have an additional support center located in Salt Lake City, Utah with our lease expiring in May 2028.
We also maintain other facilities that are necessary to support our operations in the cities we serve.
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Other than as described under Note 11 to our consolidated financial statements included in Part II. Item 8 of this Report, we believe the ultimate outcome of these proceedings to which we are currently a party will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

 ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2024, there were approximately 380 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board, subject to applicable limitations under Delaware law or legislation. This decision would be dependent upon our results of operations, financial condition, and other factors deemed relevant by our Board.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We suspended our share repurchase program as of March 31, 2020, and were further restricted from repurchasing Company shares in connection with our receipt of financial assistance under various federal payroll support programs. The remaining authority under the suspended share repurchase program expired on December 31, 2021. We have not restarted nor approved a new share repurchase program since that date. Any future determination to enter into a share repurchase program will be at the discretion of the Board, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. The acquisition of treasury stock reflected on our consolidated statement of cash flows for the year ended December 31, 2023, represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.

Stock Performance Graph
This performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P 500 Stock Index and the NYSE ARCA Airline Index from December 31, 2018 to December 31, 2023. The comparison assumes the investment of $100 on December 31, 2018 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

200
150
100
50
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
JetBlue Airways Corporation
S&P 500 Stock Index
NYSE ARCA Airline Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
JetBlue Airways Corporation	$100	$117	$91	$89	$40	$35
S&P 500 Stock Index	100	129	150	190	153	190
NYSE ARCA Airline Index	100	121	92	90	58	75

ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I. Item 1A, “Risk Factors” and other parts of this Report.
OVERVIEW
In 2023, we faced a challenging operating environment due to ATC delays, weather-related disruptions, industry cost pressures and engine issues. We also navigated disruptions in our supply chains and those of our business partners, which led to aircraft delivery delays and negatively impacted our ability to source spare parts and complete maintenance on a timely basis, as well as reliability challenges with certain of our aircraft engines. Despite these challenges, we saw revenue growth supported by leisure demand and loyalty program enhancements.
2023 Results
For the year ended December 31, 2023:
•System capacity increased by 6.2% year-over-year.
•We generated $9.6 billion in operating revenue, an increase of $457 million compared to 2022, primarily due to a 7.5% increase in revenue passengers.
•Operating revenue per available seat mile (“RASM”) decreased by 1.2% to 14.04 cents year-over-year.
•Operating expense increased by 4.1% year-over-year to $9.8 billion.
•Operating expense per available seat mile (“CASM”) decreased by 2.0% to 14.37 cents year-over-year.
•Our operating expenses in 2023 and 2022 included the effects of special items. Excluding fuel and related taxes, special items, and operating expenses related to our non-airline businesses, our 2023 adjusted operating expense (1) increased by 11.0% to $6.9 billion, year-over-year.
•Excluding fuel and related taxes, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile (“CASM ex-fuel”) (1) increased by 4.5% to 10.02 cents year-over-year.
•Our operating margin was (2.4)% in 2023 and (3.3)% in 2022. Excluding special items, our adjusted operating margin(1) was (0.3)% in 2023 and (2.0)% in 2022.
•We reported a net loss of $310 million in 2023 compared to a net loss of $362 million in 2022. Excluding special items, adjusted net loss (1) for 2023 of $151 million compared to adjusted net loss of $260 million in 2022.
•Our reported loss per share for 2023 and 2022 was $0.93 and $1.12, respectively. Excluding special items, our adjusted loss per share (1) for 2023 and 2022 was $0.45 and $0.80, respectively.
•During 2023, we took delivery of seven Airbus A321neo aircraft and 10 Airbus A220 aircraft.
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. For example, ATC shortages in the Northeast, which have forced us to cut back our capacity plans to help protect our operations, are expected to continue for at least the near-term and lead to further challenges in the operating environment. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages, and as we expand the frequency of flights in existing markets as well as enter into new markets.
2023 Developments
Network
During 2023, we began service to the following new destinations (“BlueCities”): Paris, France; Amsterdam, Netherlands; Belize City, Belize; St. Kitts and Nevis. In addition, we announced service to the following destinations which will begin service in 2024: Dublin, Ireland; Edinburgh, Scotland; Tallahassee, Florida; and Tulum, Mexico.

We remain focused on taking steps to match capacity with demand. In 2023, we announced the closure of two underperforming markets - Havana, Cuba and Burlington, Vermont.
Customer Experience
In 2023, we launched an updated TrueBlue® loyalty program, offering members more value and new opportunities to earn perks. New features include:
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
We expect these new value enhancements will strengthen customer engagement with the TrueBlue® loyalty program. We also announced new and improved perks for Mosaic members in JetBlue's TrueBlue® loyalty program starting in 2024, reflecting JetBlue's commitment to identifying new ways to add value to the program.
JetBlue continues its ongoing commitment to enhance the travel experience and promote a comfortable and stress-free journey. We recently announced, a formal family seating guarantee that children 13 years and younger can sit next to an adult traveling with them on the same reservation, for no additional fee.
Pratt and Whitney
In July 2023, Pratt & Whitney, a division of Raytheon Technologies, announced the requirement, mandated by the Federal Aviation Administration (“FAA”), for removal of certain engines for inspection due to contaminated powdered metal used in high-pressure turbine disks on the V2500, PW1100G, and PW1500G engine types. These engines power our Airbus A320, Airbus A220 and Airbus A321neo fleets. The contaminated powdered metal affects engines manufactured between October 2015 and September 2021. Engines are now required for inspection after they have reached a reduced number of cycles dependent on the fleet type. As of December 31, 2023, we had six aircraft and 12 engines grounded for required inspection. The Company currently expects each removed engine to take up to 360 days to complete a shop visit and return to a serviceable condition and expects the number of out of service aircraft to rise to between 13 and 15 by the end of 2024.
We reached a confidential settlement agreement with Pratt & Whitney, which is intended to address damages incurred by us in 2023 due to the grounding of the affected engines. However, into 2024 and beyond, we expect to have a certain number of engines grounded and, therefore, will continue to assess the resulting impact on our future capacity plans. We expect discussions with Pratt & Whitney for further compensation to be ongoing.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.
47

RESULTS OF OPERATIONS
The following discussion is a comparison of the 2023 to 2022 results of operations. Refer to Part II. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report on Form 10-K for the year ended December 31, 2022 for detailed discussions comparing the 2022 to 2021 period.
2023 Compared to 2022
Overview
We reported a net loss of $310 million, an operating loss of $230 million and operating margin of (2.4)% for the year ended December 31, 2023. This compares to net loss of $362 million, operating loss of $298 million, and operating margin of (3.3)% for the year ended December 31, 2022. Our loss per share was $0.93 for 2023 compared to a loss per share of $1.12 for 2022.
Our 2023 and 2022 reported results included the effects of special items. Adjusting for these one-time items, our adjusted net loss (1) was $151 million, adjusted operating loss (1) was $33 million, and our adjusted operating margin (1) was (0.3)% for 2023. This compares to an adjusted net loss (1) of $260 million, adjusted operating loss (1) of $185 million, and an adjusted operating margin (1) of (2.0)% for 2022. Excluding one-time items, our adjusted loss per share (1) was $0.45 for 2023 compared to an adjusted loss per share of $0.80 for 2022.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2023	2022	$	%
Passenger revenue	$9,008	$8,586	422	4.9%
Other revenue	607	572	35	6.2
Total operating revenues	$9,615	$9,158	457	5.0%

Average fare	$211.79	$217.03	(5.24)	(2.4)
Yield per passenger mile (cents)	15.92	16.34	(0.42)	(2.6)
Passenger revenue per ASM (cents)	13.15	13.32	(0.17)	(1.2)
Operating revenue per ASM (cents)	14.04	14.20	(0.16)	(1.2)
Average stage length (miles)	1,230	1,213	17	1.4
Revenue passengers (thousands)	42,534	39,562	2,972	7.5
Revenue passenger miles (millions)	56,578	52,552	4,026	7.7
Available seat miles (ASMs) (millions)	68,497	64,475	4,022	6.2
Load factor	82.6%	81.5%		1.1	pts
Passenger revenue accounted for 93.7% of our total operating revenue for the year ended December 31, 2023 and is our primary source of revenue which includes seat revenue and baggage fees. In addition, passenger revenue includes revenue from our ancillary product offerings such as Even More® Space. Revenue generated from international routes, including Puerto Rico and excluding Canada, accounted for 36.8% of our total operating revenues in 2023. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, commissions revenue, airport concessions and advertising revenue.
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

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		Cents per ASM
	2023	2022	$	%	2023	2022	% Change
Aircraft fuel and related taxes	$2,720	$3,105	(385)	(12.4)	3.97	4.82	(17.5)
Salaries, wages and benefits	3,055	2,747	308	11.2	4.46	4.26	4.7
Landing fees and other rents	657	544	113	20.7	0.96	0.84	13.6
Depreciation and amortization	621	585	36	6.1	0.90	0.91	(0.1)
Aircraft rent	126	114	12	10.4	0.18	0.18	3.9
Sales and marketing	316	289	27	9.2	0.46	0.45	2.8
Maintenance, materials and repairs	654	591	63	10.9	0.96	0.91	4.4
Special items	197	113	84	74.1	0.29	0.18	63.8
Other operating expenses	1,499	1,368	131	9.6	2.19	2.12	3.1
Total operating expenses	$9,845	$9,456	389	4.1	14.37	14.67	(2.0)
Aircraft Fuel and Related Taxes
Aircraft fuel and related taxes represented 27.6% of our total operating expenses in 2023 compared to 32.8% in 2022. The average fuel price decreased 17.9% in 2023 to $3.03 per gallon. Our fuel consumption increased by 6.5%, or 55 million gallons, due to higher capacity increases as demand for travel grew.
We recognized fuel hedge gains of $7 million and losses of $7 million in 2023 and 2022, respectively, which are recorded in aircraft fuel and related taxes in our consolidated statement of operations.
Salaries, Wages and Benefits
Salaries, wages, and benefits increased $308 million, or 11.2% in 2023, driven by higher wage rates. The wage rate increase was primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14% and an additional 3% pay rate increase in August 2023. An increase in full-time equivalent (“FTE”) crewmembers also contributed to the increase. The average number of FTEs increased by 2.8% compared to the same period in 2022.
Landing Fees and Other Rents
Landing fees and other rents increased $113 million, or 20.7%, in 2023 primarily due to rate increases at certain BlueCities, higher landing fees and a 4.4% increase in departures compared to 2022. Other rent primarily consists of airport rent at our BlueCities, many of which contain a mix of both variable and fixed rent. We are subject to premium landing fee rates in our focus cities, which are primarily located in the Northeast corridor of the United States, due to heavy traffic.
Depreciation and Amortization
Depreciation and amortization primarily includes owned and finance leased aircraft and spare engines, in-flight entertainment systems, airport leasehold improvements and software development. Depreciation and amortization increased $36 million, or 6.1%, compared to the 2022 period. This increase was primarily driven by 17 aircraft and 12 spare engines delivered and placed into service in 2023. In addition, one aircraft was delivered in 2022 and placed into service in 2023.
Aircraft Rent
Aircraft rent increased $12 million, or 10.4%, in 2023. This increase was driven primarily by incremental engine leases and lease return costs.
Sales and Marketing
Sales and marketing increased $27 million, or 9.2%, in 2023 primarily driven by higher credit card fees, driven by an increase in demand for air travel. Revenue passengers increased by 7.5% in 2023 to 42.5 million compared to 39.6 million in 2022. Advertising and marketing fees also contributed to this increase.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

Maintenance, Materials and Repairs
Maintenance, materials, and repairs are generally expensed when incurred unless covered by a long-term flight hour services contract. The average age of our aircraft in 2023 was 12.3 years. As our fleet ages our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our unit costs, as older aircraft require additional, more expensive repairs over time.
In 2023, maintenance, materials and repairs increased by $63 million, or 10.9% compared to 2022. The increase was primarily due to timing and the type of maintenance events that occurred during the period as well as increased repairs due to the aging of our fleet.
Special Items
In 2023, special items included the following:
•$105 million relating to union contract costs; and
•$92 million relating to Spirit costs.
In 2022, special items included the following:
•$52 million relating to an impairment as well as engine exchanges as part of the retirement of our Embraer E190 fleet;
•$33 million relating to union contract costs; and
•$28 million relating to Spirit costs.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to fueling, ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs, and taxes other than payroll and fuel taxes.
In 2023, other operating expenses increased by $131 million, or 9.6%, compared to 2022 primarily due to a 6.2% increase in capacity, costs associated with ATC delays and weather-related disruptions during the year.
LIQUIDITY AND CAPITAL RESOURCES
The airline business is capital intensive. Our ability to successfully execute our growth plan is largely dependent on the continued availability of capital on attractive terms. In addition, our ability to successfully operate our business depends on maintaining sufficient liquidity. We believe we have adequate resources from a combination of cash and cash equivalents, investment securities on-hand, and available lines of credit. Additionally, our unencumbered assets could be an additional source of liquidity, if necessary. As of December 31, 2023, our unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities was $1.7 billion. We believe this will be sufficient to satisfy our liquidity needs for at least the next twelve months, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing. Our adjusted debt to capitalization ratio(1) at December 31, 2023 was 59%, up from 52% at December 31, 2022.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $1.2 billion as of December 31, 2023. This compares to $1.0 billion and $2.0 billion as of December 31, 2022 and 2021, respectively. We held both short and long-term investments in 2023, 2022, and 2021. Our investments totaled $564 million as of December 31, 2023 compared to $522 million and $863 million as of December 31, 2022 and 2021, respectively.
Operating Activities
Cash provided by operating activities totaled approximately $400 million in 2023. This compares to cash provided by operating activities of $379 million in 2022 and $1.6 billion in 2021. 2021 includes federal grants received under various payroll support programs, and the initial cash receipts associated with our co-branded credit card agreements, contributing to the decrease in operating cash flows of $1.3 billion in 2022 compared to 2021.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

Investing Activities
Cash used in investing activities totaled approximately $1.4 billion, $908 million, and $704 million in 2023, 2022, and 2021, respectively.
During 2023, flight equipment capital expenditures included $946 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $63 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $119 million. Investing activities for the current year also included $131 million in Spirit shareholder payments, $78 million in flight equipment pre-delivery deposits and $42 million in net purchases of investment securities.
During 2022, flight equipment capital expenditures included $571 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $64 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $132 million. Investing activities in 2022 also included the net proceeds of $321 million from our investment securities, $297 million in Spirit payments and $156 million in flight equipment pre-delivery deposits.
During 2021, flight equipment capital expenditures included $770 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $44 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $93 million. Investing activities in 2021 also included the net proceeds of $296 million in investment securities and $88 million for flight equipment pre-delivery deposits.
Financing Activities
Financing activities during the year primarily consisted of the following proceeds:
•$1.3 billion in proceeds from sale leaseback transactions;
•$78 million in proceeds from long-term debt; and
•$53 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
These proceeds were partially offset by debt repayments of $347 million on our outstanding debt and finance lease obligations, which included the following repayments:
•$322 million on our term loan debt;
•$24 million on our sale leaseback obligations; and
•$1 million on our finance lease obligations.
Financing activities during 2023 also included $4 million for the acquisition of treasury stock, which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period. It also includes $4 million in financing fees related to new debt agreements in 2023 and the extension of our $600 million revolving credit facility agreement.
Financing activities during 2022 primarily consisted of debt repayments of $369 million on our outstanding debt and finance lease obligations, which included the following repayments and extinguishments:
•$351 million on our term loan debt;
•$11 million towards early extinguishment of debt;
•$6 million on our sale leaseback obligations; and
•$1 million on our finance lease obligations.
These principal payments were partially offset by:
•$52 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
Financing activities during 2022 also included $37 million in financing fees, of which $35 million relate to the $3.5 billion Senior Secured Bridge Facility to support the purchase of Spirit, and $6 million used for the acquisition of treasury stock, which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
Financing activities during 2021 primarily consisted of repayments of $1.9 billion on our outstanding debt and finance lease obligations, which included the following repayments:
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
Financing activities during 2021 also included $8 million used for the acquisition of treasury stock which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
Capital Resources
Depending on market conditions, we anticipate using a mix of cash and debt financing for aircraft scheduled for delivery in 2024. For deliveries after 2024, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all.
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate (“LIBOR”), or such replacement index as the bank may determine from time to time in accordance with the terms of the agreement, plus a margin. We did not borrow under this facility in 2023, 2022 or 2021.
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $600 million (the “Revolving Facility”). The term of the Revolving Facility runs through October 2025. Borrowings under the Revolving Facility bear interest at a variable rate equal to SOFR, plus a margin. The Revolving Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Revolving Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the years ended December 31, 2023, 2022 and 2021, we did not have a balance outstanding or any borrowings under the Revolving Facility.
Working Capital
We had a working capital deficit of $1.5 billion as of December 31, 2023 compared to a deficit of $1.8 billion as of December 31, 2022. Our working capital deficit decreased by $364 million due to several factors, including an increase in cash and cash equivalents and accounts payable, offset by a decrease in current maturities of long-term debt and air traffic liability.
Working capital deficits can be customary in the airline industry since a large portion of air traffic liability is classified within current liability.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities. We cannot predict what the effect on our business might be from future developments related to the extremely competitive environment in which we operate, or from events beyond our control, such as volatile fuel prices, economic conditions, weather-related disruptions, air traffic control shortages, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. or international military actions, acts of terrorism, or other external geopolitical events and conditions. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next 12 months.
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
CONTRACTUAL OBLIGATIONS
Our material cash requirements for known contractual and other obligations as of December 31, 2023 includes the following (in millions):

	Payments due in
	2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance lease obligations (1)	$496	$455	$1,190	$427	$515	$2,916	$5,999
Operating lease obligations	160	115	90	86	73	365	889
Flight equipment purchase obligations (2)	1,235	1,169	1,145	1,015	1,504	1,137	7,205
Other obligations (3)	382	367	418	447	765	—	2,379
Total	$2,273	$2,106	$2,843	$1,975	$2,857	$4,418	$16,472
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after December 31, 2023 except as otherwise noted.
(1)The interest rates are fixed for $4.6 billion of our debt and finance lease obligations, with the remaining $109 million having floating interest rates. The estimated floating rate is equal to SOFR plus an applicable margin based on December 31, 2023 rates. The weighted average maturity of all of our debt was 7.3 years as of December 31, 2023.
(2)On January 26, 2024, JetBlue and Airbus amended the Company's aircraft delivery schedule pursuant to which we agreed to defer 41 aircraft originally scheduled for delivery from 2024 through 2027 to revised delivery dates from 2025 through 2029. The table above and the Flight Equipment Purchase Obligation table below reflect our aircraft purchase commitments after giving effect to this revised delivery schedule.
(3)Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
Debt and Finance Lease Obligations
As of December 31, 2023, we were in compliance with the covenants of our debt and lease agreements.
We have $54 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 70% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.
Operating Lease Obligations
As of December 31, 2023, we had operating lease obligations for 56 aircraft with lease terms that expire between 2024 and 2028. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. As of December 31, 2023, the average age of our operating fleet was 12.3 years. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. Minimum ground and facility rents at JFK totaling $591 million are included in the commitments table above as operating lease obligations. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partners JMP through a $65 million letter of credit in exchange for 5% ownership. This amount is included in restricted cash on the consolidated balance sheets as of December 31, 2023.
(1) Refer to our “Regulation G Reconciliation of Non-GAAP Financial Measures” at the end of this section for more information on this non-GAAP measure.

We have a long term lease for our primary corporate office in Long Island City until 2039. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each. The total committed expenditure for the lease through 2039 is approximately $86 million.
Flight Equipment Purchase Obligations
Our committed future aircraft deliveries are as follows (1):

Year	Airbus A220	Airbus A321neo	Total
2024	20	7	27
2025	20	5	25
2026	20	4	24
2027	5	9	14
Thereafter	11	30	41
Total (2)	76	55	131
(1) Refer to the Contractual Obligations table above for additional information on the amended Airbus delivery schedule.
(2) In addition, we have options to purchase an additional 20 A220-300 aircraft.
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
Other Obligations
Our Terminal at JFK, T5, is governed by a lease agreement we entered into with the PANYNJ in 2005. We are responsible for making various payments under the lease. This includes ground rents for the terminal site which began at the time of the lease execution in 2005 and facility rents which commenced in October 2008 upon our occupancy of T5. The facility rents are based on the number of passengers enplaned out of the terminal, subject to annual minimums. The PANYNJ reimbursed us for construction costs of this project in accordance with the terms of the lease, except for approximately $76 million in leasehold improvements provided by us. In 2012, we amended this lease to include additional ground space for our international arrivals facility, T5i, which we opened in November 2014.
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
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 3, 4, and 11 to our consolidated financial statements included in Part II. Item 8, for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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
Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA")
In October 2016, ICAO passed a resolution adopting CORSIA, which is a global, market-based measure for the airline industry to achieve carbon-neutral growth for international flying beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is being implemented through multiple phases that began in 2021. ICAO continues to develop details regarding implementation and, while we expect compliance with CORSIA will increase our operating costs, the anticipated cost of compliance with CORSIA is uncertain due to a number of factors, including the volatility in demand for international air travel resulting from the COVID-19 pandemic and the uncertainty in the supply and price of eligible carbon offsets or low-carbon aircraft fuels.
Sustainable Aviation Fuel Tax Credit
One of the various programs within the Inflation Reduction Act of 2022 was the creation of a tax credit for Sustainable Aviation Fuel (“SAF”). In December 2023, the Treasury Department and Internal Revenue Service issued Notice 2024-06 establishing guidance on this credit. The SAF credit applies to a qualified fuel mixture containing sustainable aviation fuel for certain sales or uses in calendar years 2023 and 2024. The credit provides for a $1.25 credit for each gallon of SAF in a qualified mixture, which must have a minimum reduction of 50% in lifecycle greenhouse gas emissions. Additionally, there is a supplemental credit of one cent for each percent that the reduction exceeds 50%, for a total credit range of $1.25 to $1.75 per gallon. We believe this credit will be a meaningful development to stimulate the production of SAF, making it more affordable and widely available. We believe this to be an important step in helping the U.S. airline industry reach its goal of achieving net-zero carbon emissions by 2050, as well as our own goal of net zero emissions by 2040.
SAF Mandates
There are also growing initiatives to mandate use of SAF or otherwise reduce GHG emissions associated with various aircraft design types. For more information, see our risk factor titled “We may be affected by global climate change or by legal, regulatory or market responses to such changes."
In October 2023, the European Commission reached an agreement on the ReFuelEU Aviation initiative. Included in this mandate is supplying a minimum share of SAF at all EU airports – starting at 2% by 2025, 6% by 2030 and 20% by 2035, up to 70% by 2050. Of these amounts, 1.2% in 2030, and 5% in 2035 must be power to liquid (“PtL”) or E-Fuels, increasing to 35% by 2050. This agreement is a step towards the implementation of the “Fit for 55” legislative package to reduce greenhouse gas emissions by at least 55% by 2030. Additionally, France defined its SAF roadmap in 2019, which includes SAF consumption objectives of 2% by 2025, 5% by 2030 and 50% in 2050. JetBlue is working with its fuel providers throughout Europe to comply with and plan for SAF requirements.
California Climate Disclosure Laws
In October 2023, the state of California passed two climate disclosure laws that could impact our operations. These laws require specific disclosures on the amount of Scope 1, 2 and 3 GHG emissions created by an organization, as well as disclosures around climate-related risks and the associated response to those risks, for any entity doing business in California with annual revenue in excess of $1 billion. The potential impacts to our business are not known at this time, but additional costs can be expected in relation to these disclosures. Implementation dates have not yet been finalized, but it is expected that these disclosures will be required beginning in 2026. California also adopted a third law requiring disclosure of certain information related to greenhouse gas emissions reduction claims and the purchase or sale of voluntary carbon offsets, which may require us to incur additional costs.
EU Emissions Trading Scheme
JetBlue launched service to two EU airports in 2023, Charles de Gaulle airport in Paris, France and Schiphol airport in Amsterdam, Netherlands. Following the EU’s adoption of the Emissions Trading System (“ETS”) in 2009, a policy to regulate GHG emissions with subsequent emissions allowances, exemptions have been extended to airlines with flights originating or landing outside of the European Economic Area (“EEA”) through 2026. In future years, however, the European Commission may decide to integrate all extra-EU flights into the EU ETS which may obligate JetBlue EU flights.
Actions Taken to Address Climate Change
JetBlue is committed to proactively responding to climate change by taking meaningful steps to decarbonize our business and mitigating climate risks that may materially impact the business. As one of our key company-wide strategic priorities, we are pursuing six key levers to decarbonize our business. We discuss these levers and other sustainability initiatives in “Item 1. Business – Environmental, Social Governance – Environmental.”
Other Impacts of Climate Change
The number of extreme weather events, such as hurricanes, typhoons, wildfires, and rainstorms, is generally expected to increase over time as our climate warms. Occurrences of these extreme weather events may result inflight cancellations, delays, and diversions, impacting our operations and thus adversely affecting our financial results and conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”), requires management to adopt accounting policies as well as make estimates and judgments to develop amounts reported in our financial statements and accompanying notes. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financial statements. We believe our estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.
Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. The policies and estimates discussed below have been reviewed with our independent registered public accounting firm and with the Audit Committee of our Board of Directors. For a discussion of these and other significant accounting policies, see Note 1 to our consolidated financial statements included in Part II. Item 8.
Passenger Revenue
Ticket sales and related ancillary fees are initially deferred in air traffic liability. Air traffic liability represents tickets sold but not yet flown, credits which can be used for future travel, and a portion of the liability related to our TrueBlue® loyalty program. The transaction price is allocated to each performance obligation identified in a passenger ticket on a relative standalone basis. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when transportation is provided.
The majority of passenger tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to a year from the date of booking. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote. Breakage revenue consists of tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
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
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner Barclays. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name, and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the estimated standalone selling price, for co-branded credit card partnerships, JetBlue considers multiple inputs, methods, and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our marketing contracts are generally from one to ten years. The overall consideration received is allocated to each performance obligation based on its relative standalone selling price. The air transportation element is deferred and recognized as passenger revenue when the points are redeemed. The other elements are recognized as other revenue when the performance obligations related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.

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
Refer to Note 17 to our consolidated financial statements included in Part II. Item 8 for further details of our impairment charges.

(1) Refer to our ''Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.
58

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with GAAP; however, we present certain non-GAAP financial measures in this Report. Non-GAAP financial measures are financial measures that are derived from the consolidated financial statements, but that are not presented in accordance with GAAP. We present these non-GAAP financial measures because we believe they provide useful supplemental information that enables a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure presented in this Report and shows a reconciliation of each such non-GAAP financial measure to its most directly comparable GAAP financial measure.
Operating Expenses, excluding Fuel and Related Taxes, Other Non-Airline Operating Expenses, and Special Items (“Operating Expenses ex-fuel”) and Operating Expense ex-fuel per Available Seat Mile ex-fuel (“CASM ex-fuel”)
Operating Expense per Available Seat Mile (“CASM”) is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel and related taxes, operating expenses related to other non-airline businesses, such as JetBlue Ventures and JetBlue Travel Products, and special items from total operating expenses to determine Operating Expenses ex-fuel, which is a non-GAAP financial measure, and we exclude the same items from CASM to determine CASM ex-fuel, which is also a non-GAAP financial measure. We believe the impact of these special items distorts our overall trends and that our metrics are more comparable with the presentation of our results excluding such impact.
Special items for 2023 include Spirit costs and union contract costs.
Special items for 2022 included Spirit costs, union contract costs and Embraer E190 fleet transition costs.
Special items for 2021 include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act, and union contract costs.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
(in millions; per ASM data in cents)	2023		2022		2021
	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$9,845	14.37	$9,456	14.67	$6,117	11.30
Less:
Aircraft fuel and related taxes	2,720	3.97	3,105	4.82	1,436	2.65
Other non-airline expenses	64	0.09	55	0.08	43	0.08
Special items	197	0.29	113	0.18	(833)	(1.54)
Operating expenses, excluding fuel	$6,864	10.02	$6,183	9.59	$5,471	10.11
Percent change		4.5%		(5.2)%
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
Special items for 2023 include Spirit costs and union contract costs.
Special items for 2022 included Spirit costs, union contract costs and Embraer E190 fleet transition costs.
Special items for 2021 include contra-expenses recognized on the utilization of federal grants received under various payroll support programs, contra-expenses recognized on the Employee Retention Credits provided by the CARES Act, and union contract costs.
Certain net gains and losses on our investments were also excluded from our 2023, 2022 and 2021 non-GAAP results.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items for the periods presented.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, ADJUSTED OPERATING MARGIN, PRE-TAX LOSS, ADJUSTED PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND NET GAIN (LOSS) ON INVESTMENTS
	Year Ended December 31,
(in millions except percentages)	2023	2022	2021
Total operating revenues	$9,615	$9,158	$6,037

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$9,845	$9,456	$6,117
Less: Special items	197	113	(833)
Total operating expenses excluding special items	$9,648	$9,343	$6,950

RECONCILIATION OF OPERATING LOSS
Operating loss	$(230)	$(298)	$(80)
Add back: Special items	197	113	(833)
Operating loss excluding special items	$(33)	$(185)	$(913)

RECONCILIATION OF ADJUSTED OPERATING MARGIN
Operating margin	(2.4)%	(3.3)%	(1.3)%

Operating loss excluding special items	$(33)	$(185)	$(913)
Total operating revenues	9,615	9,158	6,037
Adjusted operating margin	(0.3)%	(2.0)%	(15.1)%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(334)	$(437)	$(263)
Add back: Special items	197	113	(833)
Less: Net gain (loss) on investments	9	(9)	47
Loss before income taxes excluding special items and net gain (loss) on investments	$(146)	$(315)	$(1,143)

RECONCILIATION OF ADJUSTED PRE-TAX MARGIN
Pre-tax margin	(3.5)%	(4.8)%	(4.4)%

Loss before income taxes excluding special items and net gain (loss) on investments	$(146)	$(315)	$(1,143)
Total operating revenues	9,615	9,158	6,037
Adjusted pre-tax margin	(1.5)%	(3.4)%	(18.9)%

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, ADJUSTED OPERATING MARGIN, PRE-TAX LOSS, ADJUSTED PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND NET GAIN (LOSS) ON INVESTMENTS (CONTINUED)
(in millions except per share amounts)	Year Ended December 31,
	2023	2022	2021
RECONCILIATION OF NET LOSS
Net loss	$(310)	$(362)	$(182)
Add back: Special items	197	113	(833)
Less: Income tax benefit (expense) related to special items	31	19	(249)
Less: Net gain (loss) on investments	9	(9)	47
Less: Income tax benefit (expense) related to net gain (loss) on investments	(2)	1	(13)
Net loss excluding special items and net gain (loss) on investments	$(151)	$(260)	$(800)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(0.93)	$(1.12)	$(0.57)
Add back: Special items	0.59	0.35	(2.62)
Less: Income tax benefit (expense) related to special items	0.09	0.06	(0.78)
Less: Net gain (loss) on investments	0.03	(0.03)	0.14
Less: Income tax benefit (expense) related to net gain (loss) on investments	(0.01)	—	(0.04)
Basic excluding special items and net gain (loss) on investments	$(0.45)	$(0.80)	$(2.51)

Diluted	$(0.93)	$(1.12)	$(0.57)
Add back: Special items	0.59	0.35	(2.62)
Less: Income tax benefit (expense) related to special items	0.09	0.06	(0.78)
Less: Net gain (loss) on investments	0.03	(0.03)	0.14
Less: Income tax benefit (expense) related to net gain (loss) on investments	(0.01)	—	(0.04)
Diluted excluding special items and net gain (loss) on investments	$(0.45)	$(0.80)	$(2.51)
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

NON-GAAP FINANCIAL MEASURE ADJUSTED DEBT TO CAPITALIZATION RATIO
(in millions)	December 31,
	2023	2022
Long-term debt and finance lease obligations	$4,409	$3,093
Current maturities of long-term debt and finance lease obligations	307	554
Operating lease liabilities — aircraft	148	206
Adjusted debt	$4,864	$3,853

Long-term debt and finance lease obligations	$4,409	$3,093
Current maturities of long-term debt and finance lease obligations	307	554
Operating lease liabilities — aircraft	148	206
Stockholders' equity	3,337	3,563
Adjusted capitalization	$8,201	$7,416

Adjusted debt to capitalization ratio	59%	52%
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ from the sensitivity analyses. See Notes 1, 4 and 13 to our consolidated financial statements included in Part II. Item 8 for accounting policies and additional information.
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2023 cost per gallon of fuel. Based on projected 2024 fuel consumption, such an increase would result in an increase to aircraft fuel expense of approximately $244 million in 2024. As of December 31, 2023, we have hedged 30% of our projected fuel requirement for the first quarter of 2024.
The financial derivative instrument agreements we have with our counterparties may require us to fund all, or a portion of, outstanding loss positions related to these contracts prior to their scheduled maturities. The amount of collateral posted, if any, is periodically adjusted based on the fair value of the hedge contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $4.6 billion of our debt and finance lease obligations, with the remaining $109 million having floating interest rates. If interest rates were on average 100 basis points higher in 2024 than they were during 2023, our annual interest expense would increase by approximately $1 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were on average 100 basis points lower in 2024 than they were during 2023, our interest income from cash and investment balances would decrease by approximately $7 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2024 expressed an unqualified opinion thereon.
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

Loyalty Program - Breakage

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, under the customer loyalty program, the Company issues points to customers based upon the fare paid for a ticket purchase or through sales to business partners, including JetBlue’s co-branded credit card partners. The Company defers a portion of the transaction price allocable to points issued and recognizes revenue when the points are redeemed for travel. The Company estimates breakage for issued points using historical redemption patterns and records revenue for points that are not expected to be redeemed. Estimates of breakage are evaluated annually, and changes to breakage estimates prospectively impact Passenger revenue and Air traffic liability. The balance of the Company’s Air traffic liability associated with the loyalty program was $1.1 billion at December 31, 2023.
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
February 12, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control Over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 12, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
February 12, 2024

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,166	$1,042
Investment securities	401	350
Receivables, less allowance (2023 - $3; 2022 - $4)	336	317
Inventories, less allowance (2023 - $35; 2022 - $29)	109	87
Prepaid expenses and other	148	120
Total current assets	2,160	1,916
PROPERTY AND EQUIPMENT
Flight equipment	12,796	11,727
Pre-delivery deposits for flight equipment	393	415
Total flight equipment and pre-delivery deposits, gross	13,189	12,142
Less accumulated depreciation	4,021	3,578
Total flight equipment and pre-delivery deposits, net	9,168	8,564
Other property and equipment, gross	1,310	1,314
Less accumulated depreciation	803	731
Total other property and equipment, net	507	583
Total property and equipment, net	9,675	9,147
OPERATING LEASE ASSETS	593	660
OTHER ASSETS
Investment securities	163	172
Restricted cash	151	146
Intangible assets, net of accumulated amortization (2023 - $518; 2022 - $455)	349	298
Other	762	706
Total other assets	1,425	1,322
TOTAL ASSETS	$13,853	$13,045
See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$641	$532
Air traffic liability	1,463	1,581
Accrued salaries, wages and benefits	591	498
Other accrued liabilities	509	486
Current operating lease liabilities	117	97
Current maturities of long-term debt and finance lease obligations	307	554
Total current liabilities	3,628	3,748
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	4,409	3,093
LONG-TERM OPERATING LEASE LIABILITIES	547	639
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	743	770
Air traffic liability - non-current	740	738
Other	449	494
Total deferred taxes and other liabilities	1,932	2,002
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 499 and 486 shares issued and, 339 and 327 shares outstanding at 2023 and 2022, respectively	5	5
Treasury stock, at cost; 159 shares at 2023 and 2022, respectively	(1,999)	(1,995)
Additional paid-in capital	3,221	3,129
Retained earnings	2,114	2,424
Accumulated other comprehensive loss	(4)	—
Total stockholders’ equity	3,337	3,563
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,853	$13,045

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2023	2022	2021
OPERATING REVENUES
Passenger	$9,008	$8,586	$5,609
Other	607	572	428
Total operating revenues	9,615	9,158	6,037
OPERATING EXPENSES
Aircraft fuel and related taxes	2,720	3,105	1,436
Salaries, wages and benefits	3,055	2,747	2,358
Landing fees and other rents	657	544	628
Depreciation and amortization	621	585	540
Aircraft rent	126	114	99
Sales and marketing	316	289	183
Maintenance, materials and repairs	654	591	626
Special items	197	113	(833)
Other operating expenses	1,499	1,368	1,080
Total operating expenses	9,845	9,456	6,117
OPERATING LOSS	(230)	(298)	(80)
OTHER INCOME (EXPENSE)
Interest expense	(210)	(166)	(192)
Interest income	89	39	17
Gain (loss) on investments, net	9	(9)	47
Other	8	(3)	(55)
Total other expense	(104)	(139)	(183)
LOSS BEFORE INCOME TAXES	(334)	(437)	(263)
Income tax benefit	24	75	81
NET LOSS	$(310)	$(362)	$(182)

LOSS PER COMMON SHARE
Basic	$(0.93)	$(1.12)	$(0.57)
Diluted	$(0.93)	$(1.12)	$(0.57)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2023	2022	2021
NET LOSS	$(310)	$(362)	$(182)
Changes in fair value of available-for-sale investment securities and derivative instruments, net of reclassifications into earnings, net of taxes of $2, $0, and $0 in 2023, 2022, and 2021, respectively	(4)	—	—
Total other comprehensive loss	(4)	—	—
COMPREHENSIVE LOSS	$(314)	$(362)	$(182)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(310)	$(362)	$(182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(27)	(73)	(88)
Depreciation and amortization	621	585	540
Stock-based compensation	39	30	28
Special items - fleet transition	—	52	—
Losses on debt extinguishments	—	—	50
Unrealized (gains) losses on investments	—	12	(49)
Changes in certain operating assets and liabilities:
Increase in receivables	(3)	(111)	(46)
Decrease in inventories, prepaid and other	67	201	138
Increase (decrease) in air traffic liability	(145)	30	447
Increase in accounts payable and other accrued liabilities	141	26	806
Other, net	17	(11)	(2)
Net cash provided by operating activities	400	379	1,642
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,128)	(767)	(907)
Pre-delivery deposits for flight equipment	(78)	(156)	(88)
Purchase of held-to-maturity investments	(69)	(142)	(37)
Proceeds from the maturities of held-to-maturity investments	12	2	—
Purchase of available-for-sale securities	(474)	(473)	(1,577)
Proceeds from the sale of available-for-sale securities	489	934	1,910
Payment for Spirit Airlines acquisition	(131)	(297)	—
Other, net	1	(9)	(5)
Net cash used in investing activities	(1,378)	(908)	(704)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	78	—	1,010
Proceeds from sale-leaseback transactions	1,331	—	—
Proceeds from issuance of common stock	53	52	46
Proceeds from issuance of stock warrants	—	—	14
Repayment of long-term debt and finance lease obligations	(347)	(369)	(1,892)
Acquisition of treasury stock	(4)	(6)	(8)
Other, net	(4)	(37)	—
Net cash provided by (used in) financing activities	1,107	(360)	(830)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	129	(889)	108
Cash, cash equivalents and restricted cash at beginning of period	1,188	2,077	1,969
Cash, cash equivalents and restricted cash at end of period (1)	$1,317	$1,188	$2,077
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$(80)	$(124)	$(180)
Cash proceeds (payments) for income taxes, net	49	45	(3)
NON-CASH TRANSACTIONS
Operating lease assets obtained under operating leases	$46	$31	$46

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:
See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in millions)
	December 31,
	2023	2022	2021
Cash and cash equivalents	$1,166	$1,042	$2,018
Restricted cash	151	146	59
Total cash, cash equivalents and restricted cash	$1,317	$1,188	$2,077

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	474	$5	158	$(1,981)	$2,959	$2,968	$—	$3,951
Net loss	—	—	—	—	—	(182)	—	(182)
Vesting of restricted stock units	1	—	—	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	28	—	—	28
Stock issued under Crewmember Stock Purchase Plan	3	—	—	—	46	—	—	46
Warrants issued under federal support programs	—	—	—	—	14	—	—	14
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(362)	—	(362)
Vesting of restricted stock units	1	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	30	—	—	30
Stock issued under Crewmember Stock Purchase Plan	7	—	—	—	52	—	—	52
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(310)	—	(310)
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Vesting of restricted stock units	2	—	—	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	39	—	—	39
Stock issued under Crewmember Stock Purchase Plan	11	—	—	—	53	—	—	53
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation (“JetBlue”) is New York's Hometown Airline. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2023, we served over 100 destinations throughout the United States, the Caribbean and Latin America, Canada and Europe.
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated.
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
Restricted Cash
Restricted cash primarily consists of letters of credit, including a $65 million letter of credit for a 5% ownership in JFK Millennium Partners (“JMP”) as well as estimated workers’ compensation obligations.
Accounts Receivable
Accounts receivable are carried at cost, which primarily consist of amounts due from credit card companies related to sales of tickets for future travel and amounts due from our co-branded credit card partners. We estimate an allowance for doubtful accounts based on known troubled accounts, if any, and historical experience of losses incurred, as well as current and expected conditions.
Investment Securities
Investment in Debt Securities
Investments in debt securities consist of available-for-sale investment securities and held-to-maturity investment securities. When sold, we use a specific identification method to determine the cost of the securities. Refer to Note 13 for an explanation of the fair value hierarchy structure and Note 14 for more information.
Investment in Equity Securities
Equity method investments. Investments in which we can exercise significant influence are accounted for using the equity method in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures of the Codification.
Equity investment securities. Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value.
Equity investments. Our wholly-owned subsidiary, JetBlue Ventures (“JBV”), has equity investments in emerging

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies which do not have readily determinable fair values and are accounted for using a measurement alternative.
TWA Hotel. We have an approximate 10% ownership interest in the TWA Flight Center Hotel at John F. Kennedy International Airport, and it is also accounted for under the measurement alternative in other assets section of the consolidated balance sheets.
Refer to Note 14 for more information.
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
Property and Equipment
We record property and equipment at cost and depreciate to an estimated residual value on a straight-line basis over the asset's estimated useful life. We capitalize additions, asset modifications which extend the useful life or enhance performance, as well as interest related to pre-delivery deposits used to acquire new aircraft and the construction of our facilities.
Estimated useful lives and residual values for property and equipment are summarized as follows:

Property and Equipment Type	Estimated Useful Life	Residual Value
Aircraft (1)	25 years	20%
Inflight entertainment systems	5-10 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	2-10 years	0%
Leasehold improvements - other	Lower of lease term or economic life	0%
Buildings on leased land	Lease term	0%
(1) The estimated remaining useful life of our Embraer E190 fleet ranges from 0-2 years with an average residual value of 12%. In addition, five Airbus A320 airframe were extended to an estimated useful life of between 26 to 27 years with an average residual value of $1.5 million.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally five years. The net book value of computer software, which is included in intangible assets on our consolidated balance sheets, was $157 million and $123 million as of December 31, 2023 and 2022, respectively. Amortization expense related to computer software was $62 million, $51 million, and $45 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, amortization expense related to computer software is expected to be as follows (in millions):

Amortization Expense
2024	$57
2025	43
2026	30
2027	21
2028	5
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist primarily of acquired slots at certain high density airports which results in no amortization of expense. Slots are the rights to take-off or land at a specific airport during a specified time of day and are a means by which airport capacity and congestion can be managed. We evaluate our indefinite-lived intangible assets for impairment on an annual basis, or more frequently as needed when events and circumstances indicate an impairment may exist. Impairment indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. As of December 31, 2023 and 2022, our indefinite-lived intangible assets, which are included in intangible assets on our consolidated balance sheets, were $139 million. We performed an impairment assessment as of December 31, 2023 and determined our indefinite-lived intangible assets were not impaired.
Passenger Revenue
Ticket sales and related ancillary fees are initially deferred in air traffic liability. Air traffic liability represents tickets sold but not yet flown, credits which can be used for future travel, and a portion of the liability related to our TrueBlue® loyalty program. The transaction price is allocated to each performance obligation identified in a passenger ticket on a relative standalone basis. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when transportation is provided. Taxes that we are required to collect from our customers, including foreign and U.S. federal transportation taxes, security taxes, and airport facility charges, are excluded from passenger revenue. Those taxes and fees are recorded as a liability upon collection and are relieved from the liability upon remittance to the applicable governmental agency.
The majority of passenger tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to a year from the date of booking. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote. Breakage revenue consists of tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Points Earned From a Ticket Purchase. When a TrueBlue® member travels, we recognize a portion of the fare as revenue and defer in air traffic liability the portion that represents the value of the points net of spoilage, or breakage. The transaction price is allocated to each performance obligation on a relative standalone basis. We determine the relative standalone selling price of TrueBlue® points issued using the redemption value approach. To maximize the use of observable inputs, we utilize the actual ticket value of the tickets purchased with TrueBlue® points. The liability is relieved and passenger revenue is recognized when points are redeemed and free travel is provided.
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the relative standalone selling price for co-brand credit card arrangements, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our contracts are generally from one to ten years. The overall consideration received is allocated to each performance obligation based on its relative standalone selling price. The air transportation element is deferred and recognized as passenger revenue when the points are redeemed. The other elements are recognized as other revenue when the performance obligations related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.
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
Airframe and Engine Maintenance and Repairs
Regular airframe maintenance for owned and leased flight equipment is expensed as incurred unless covered by a third-party long-term flight hour service agreement. We have separate service agreements in place covering scheduled and unscheduled repairs of certain airframe line replacement unit components as well as engines in our fleet. Certain of these agreements are under a power-by-the-hour agreement, which requires monthly payments at rates based on either the number of operating aircraft cycles or engine flight hours each month in exchange for a predetermined maintenance program. These power-by-the-hour agreements, if they meet certain criteria, transfer risk to the third-party service provider and therefore, are expensed based on actual flight hours or aircraft cycles occurring each period.
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $66 million in 2023, $59 million in 2022, and $45 million in 2021.
Share-Based Compensation
We record compensation expense for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis. Refer to Note 7 for more information.
Income Taxes
We account for income taxes utilizing the liability method. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities. A valuation allowance for deferred tax assets is provided unless realization of the asset is judged by us to be more likely than not. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. Refer to Note 8 for more information.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)
ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. Income taxes paid (net of refunds received) will be required to be disaggregated by federal, state and foreign jurisdictions. The disaggregation is based on a quantitative threshold of 5% of total income taxes paid, net of refunds received. Income (loss) before income tax benefit (expense) is also required to be disaggregated between domestic and foreign jurisdictions. ASU 2023-09 eliminates the requirement to disclose the cumulative amounts of temporary differences not recognized due to deferred tax liabilities. The standard is effective for fiscal years beginning after December 15, 2024. The standard will be applied prospectively, with the option to apply on a retrospective basis. Early adoption is permitted. We do not intend to early adopt this standard.
Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
ASU 2023-07 requires a reporting entity to disclose significant segment expense categories and other segment items for each reportable segment on an annual and interim basis. Annual disclosures about a segments income (loss) will be required on an interim basis. The standard is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 31, 2024. The standard will be applied on a retrospective basis. Early adoption is permitted. We do not intend to early adopt this standard.
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the years ended December 31, 2023, 2022, and 2021 (in millions):

	Twelve Months Ended December 31,
	2023	2022	2021
Passenger revenue
Passenger travel	$8,403	$8,078	$5,304
Loyalty revenue - air transportation	605	508	305
Other revenue
Loyalty revenue	422	391	306
Other revenue	185	181	122
Total operating revenue	$9,615	$9,158	$6,037
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are recorded as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent the revenue recognized when TrueBlue® points have been redeemed and travel has occurred. Loyalty revenue within other revenue is primarily comprised of the non-air transportation elements of the sales of our TrueBlue® points.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	December 31, 2023	December 31, 2022
Air traffic liability - passenger travel	$1,099	$1,291
Air traffic liability - loyalty program (air transportation)	1,072	1,000
Deferred revenue (1)	487	530
Total	$2,658	$2,821
(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the years ended December 31, 2023 and 2022, we recognized passenger revenue of $1.2 billion that was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the years ended December 31, 2023 and 2022 (in millions):

Balance at December 31, 2021	$891
TrueBlue® points redeemed passenger	(508)
TrueBlue® points earned and sold	617
Balance at December 31, 2022	1,000
TrueBlue® points redeemed passenger	(605)
TrueBlue® points redeemed other	(24)
TrueBlue® points earned and sold	701
Balance at December 31, 2023	$1,072
The timing of our TrueBlue® point redemptions can vary; however, the majority of our points are redeemed within approximately three years of the date of issuance.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Long-term Debt, Short-term Borrowings, and Finance Lease Obligations
Long-term debt and finance lease obligations and the related weighted average contractual interest rate at December 31, 2023 and 2022 consisted of the following (in millions):

	December 31, 2023		December 31, 2022
Secured Debt
Fixed rate specialty bonds, due through 2036	$43	5.0%	$43	4.9%
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	481	2.8%	510	2.8%
2019-1 Series A, due through 2028	150	3.0%	159	3.0%
2019-1 Series B, due through 2027	71	8.1%	83	8.1%
2020-1 Series A, due through 2032	511	4.1%	552	4.1%
2020-1 Series B, due through 2028	118	7.8%	136	7.8%
Fixed rate enhanced equipment notes, due through 2023	—	—%	61	4.4%
Fixed rate equipment notes, due through 2028	323	4.3%	448	4.2%
Floating rate equipment notes, due through 2030	109	7.4%	56	6.9%
Aircraft sale-leaseback transactions, due through 2035	1,649	7.0%	341	7.3%
Finance leases	—	—%	2	6.1%
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	2.0%	259	2.0%
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	2.0%	144	2.0%
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	2.0%	132	2.0%
0.50% convertible senior notes, due through 2026	750	0.5%	750	0.5%
Total debt and finance lease obligations	$4,740		$3,676
Less: Debt acquisition cost	(24)		(29)
Less: Current maturities	(307)		(554)
Long-term debt and finance lease obligations	$4,409		$3,093
Fixed Rate Specialty Bonds, Due Through 2036
In November 2005, the Greater Orlando Aviation Authority (“GOAA”) issued special purpose airport facilities revenue bonds to JetBlue as reimbursement for certain airport facility construction and other costs. In April 2013, GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long-term debt on our consolidated balance sheets.
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
In August 2020, we completed a public placement of equipment notes in an aggregate principal amount of $115 million bearing interest at a rate of 8.00% per annum. These equipment notes are secured by the 25 Airbus A321 aircraft included in the collateral pool of our 2019-1 Series AA and Series A offerings completed in November 2019. Principal and interest are payable semi-annually.

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
Fixed Rate Enhanced Equipment Notes, Due Through 2023
In March 2014, we completed a private placement of $226 million in pass-through certificates, Series 2013-1. The certificates were issued by a pass-through trust and were not obligations of JetBlue. The proceeds from the issuance of the pass-through certificates were used to purchase equipment notes issued by JetBlue and secured by 14 of our aircraft. These notes matured and the related aircraft became unencumbered between 2021 and 2023. During 2023, the Company made repayments of $61 million, which resulted in the final eight aircraft becoming unencumbered. There are no amounts outstanding under the Series 2013-1 private placement as of December 31, 2023.
Fixed Rate Equipment Notes, Due Through 2028
In 2019, we issued $219 million in fixed rate equipment notes due through 2027, which are secured by 10 Airbus A320 aircraft and two Airbus A321 aircraft. In 2018, we issued $567 million in fixed rate equipment notes due through 2028, which are secured by 14 Airbus A320 aircraft and 10 Airbus A321 aircraft. In 2022, we prepaid approximately $11 million of debt on fixed rate equipment notes, thus five E190 aircraft became unencumbered.
Floating Rate Equipment Notes, Due Through 2030
In 2018, we issued $120 million in floating rate equipment notes due through 2028, which are secured by six Airbus A320 aircraft and one Airbus A321 aircraft.
In April 2023, JetBlue entered into an agreement to finance certain aircraft for an aggregate principal amount of $78 million. Debt incurred under the agreement matures in 2030, with principal and interest payable quarterly in arrears.
Floating rate debt is equal to Secured Overnight Financing Rate (“SOFR”), plus an applicable margin.
Aircraft Sale-Leaseback Transactions, Due Through 2035
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
In 2023, we executed $1.3 billion of aircraft sale-leaseback transactions; none of these transactions qualified as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance lease obligations. These transactions are treated as cash from financing activities on our consolidated statements of cash flows.
In 2024, we executed $174 million of aircraft sale-leaseback transactions which did not qualify as sales for accounting purposes.
Federal Payroll Support Programs, Due Through 2031
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Interest expense recognized in both 2023 and 2022 was $7 million, of which, $3 million was related to the amortization of debt issuance costs.
General Debt Matters
In 2023, we made principal payments of $347 million on our outstanding debt and finance lease obligations.
As of December 31, 2023, we were in compliance with the covenants of our debt and lease agreements.
In 2023, there were no early debt extinguishments. Debt payoffs resulted in immaterial extinguishment expense and a $50 million extinguishment expense in 2022 and 2021, respectively.
Maturities of our debt and finance leases, net of debt acquisition costs, for the next five years are as follows (in millions):

Maturities
2024	$301
2025	273
2026	1,017
2027	269
2028	374
Thereafter	2,482
As of December 31, 2023, aircraft, engines, intangible assets, other equipment, and facilities with a net book value of $7.1 billion were pledged as security under various financing arrangements. Cash payments for interest related to debt and finance lease obligations, less interest income cash receipts, were $80 million, $124 million, and $180 million in 2023, 2022, and 2021, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at December 31, 2023 and 2022 were as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	476	474	504	345
2019-1 Series A, due through 2028	149	150	157	124
2019-1 Series B, due through 2027	70	86	82	87
2020-1 Series A, due through 2032	506	597	546	457
2020-1 Series B, due through 2028	117	150	135	142
Non-Public Debt
Fixed rate enhanced equipment notes, due through 2023	—	—	61	60
Fixed rate equipment notes, due through 2028	322	305	447	422
Floating rate equipment notes, due through 2030	109	113	56	49
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	184	259	126
Aircraft sale-leaseback transactions, due through 2035	1,648	1,738	341	329
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	101	144	68
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	93	132	62
0.50% convertible senior notes, due through 2026	742	657	739	534
Total (2)	$4,716	$4,691	$3,645	$2,848
(1) The estimated fair values of our publicly held long-term debt are classified as Level 2 in the fair value hierarchy. The fair values of our non-public debt are estimated using a discounted cash flow analysis based on our borrowing rates for instruments with similar terms and therefore classified as Level 3 in the fair value hierarchy. The fair values of our other financial instruments approximate their carrying values. Refer to Note 13 for an explanation of the fair value hierarchy structure.
(2) Total excludes finance lease obligations of $2 million at December 31, 2022, and an immaterial amount at December 31, 2023.
We have financed certain aircraft with Enhanced Equipment Trust Certificates (“EETCs”). One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity (“VIE”), as defined in Topic 810 Consolidation of the FASB Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Borrowings
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the years ended December 31, 2023 and 2022, we did not have a balance outstanding or borrowings under this line of credit.
Citibank Line of Credit
On October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the “Facility”), among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto. Borrowings under the Facility bear interest at a variable rate based on SOFR, plus a margin of 2.00% per annum, or another rate (at JetBlue's election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. The Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. On October 17, 2023, JetBlue further amended the Facility to, among other things, extend the maturity date to October 21, 2025.
As of and for the years ended December 31, 2023 and 2022, we did not have a balance outstanding or any borrowings under the facility.
2022 $3.5 billion Senior Secured Bridge Facility
On May 16, 2022, we, along with our direct wholly-owned subsidiary, Sundown Acquisition Corp., commenced a tender offer to purchase all of the outstanding shares of common stock, par value $0.0001 per share, of Spirit at $30.00 per share, upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal (which, together with any amendments or supplements thereto, collectively constitute the “Offer”), which were included as exhibits to the Tender Offer Statement on Schedule TO filed with the SEC on May 16, 2022. In connection with the Offer, on May 23, 2022, we executed a commitment letter with Goldman Sachs Bank USA, Bank of America, N.A. and BofA Securities, Inc. for a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion, which was amended and restated on June 11, 2022 to include other lenders that have committed to the facility (BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd.). The Offer was terminated concurrently with the entry into the Agreement and Plan of Merger (the “Merger Agreement”) with Spirit.
In connection with the entry into the Merger Agreement, JetBlue entered into a Second Amended and Restated Commitment Letter (the “Commitment Letter”), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit. As of and for the years ended December 31, 2023, and 2022, we did not have a balance outstanding or any borrowings under this facility and the Commitment Parties' commitments were reduced via mandatory reductions to approximately $3.0 billion. Please refer to Note 18 for additional Merger details.
Note 4 - Leases
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of December 31, 2023 and 2022 (in millions):

		As of December 31,
		2023	2022
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$593	$660
Finance lease assets	Property and equipment, net	—	2
Total lease assets		$593	$662

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$117	$97
Finance lease liabilities	Current maturities of long-term debt and finance lease obligations	—	2
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	547	639
Finance lease liabilities	Long-term debt and finance lease obligations	—	—
Total lease liabilities		$664	$738

		As of December 31,
		2023	2022
Weighted average remaining lease term (in years)
Operating leases		8	9
Finance leases		—	1
Weighted average discount rate
Operating leases		7.05%	6.76%
Finance leases		—%	6.09%
Flight Equipment Leases
We operated a fleet of 300 aircraft as of December 31, 2023. Of our fleet, 56 aircraft were accounted for as operating leases and none were accounted for as finance leases. These operating aircraft leases generally have long durations with remaining terms of one month to five years.
Less than half of the aircraft operating leases can be renewed at rates based on fair market value at the end of the lease term for one or two years. We have purchase options for 24 of our aircraft leases at the end of their lease terms. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
We did not record any impairment losses for the year ending December 31, 2023. We recorded impairment losses of $52 million for the year ended December 31, 2022 relating to our Embraer E190 fleet transition. These losses were attributed to aircraft and related spare parts including the ones under operating leases. Refer to Note 17 for further details.
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
Lease Costs
The table below presents certain information related to our lease costs during the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Operating lease cost	$167	$158	$165
Short-term lease cost	2	1	1
Finance lease cost:
Interest on lease liabilities	—	—	1
Variable lease cost	614	500	562
Sublease income	20	20	10
Total net lease cost	$803	$679	$739
Other Information
The table below presents supplemental cash flow information related to leases during the years ended December 31, 2023, 2022, and 2021 (in millions):

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$168	$154	$160
Operating cash flows for finance leases	—	—	3
Financing cash flows for finance leases	2	1	59
Lease Commitments
The table below presents scheduled future minimum lease payments for operating leases recorded on our consolidated balance sheets, as of December 31, 2023 (in millions):

As of December 31, 2023
Operating Leases
2024	$160
2025	115
2026	90
2027	86
2028	73
Thereafter	365
Total minimum lease payments	$889
Less: amount of lease payment representing interest	(225)
Present value of future minimum lease payment	$664
Less: current obligations under leases	(117)
Long-term lease obligations	$547
As of December 31, 2023, finance leases were immaterial.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Stockholders’ Equity
As of December 31, 2023, we had a total of 6.8 million shares of common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 7 for further details on our share-based compensation.
As of December 31, 2023, we had a total of 159.4 million shares of treasury stock.
We suspended our share repurchase program as of March 31, 2020 and have not restarted the program. The treasury stock reflected on our consolidated statement of cash flows for the year ended December 31, 2023 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.

Note 6 - Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 2.0 million, 1.8 million, and 3.4 million for the years ended December 31, 2023, 2022, and 2021 respectively.
The following table shows how we computed basic and diluted loss per common share for the years ended December 31 (dollars and share data in millions):

	2023	2022	2021
Net loss	$(310)	$(362)	$(182)

Weighted average basic shares	332.9	323.6	318.0
Effect of dilutive securities	—	—	—
Weighted average diluted shares	332.9	323.6	318.0

Loss per common share
Basic	$(0.93)	$(1.12)	$(0.57)
Diluted	$(0.93)	$(1.12)	$(0.57)

Note 7 - Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible crewmembers and members of our Board of Directors (“Board”). These include the JetBlue Airways Corporation 2011 Incentive Compensation Plan, (“2011 Plan”), and the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan, (“2020 Plan”).
The 2011 Plan was replaced by the 2020 Plan in May 2020 and has an immaterial amount of vested deferred stock units outstanding as of December 31, 2023.
Unrecognized stock-based compensation expense was approximately $43 million as of December 31, 2023. This amount relates to a total of 7.8 million in unvested restricted stock units (“RSUs”), performance stock units (“PSUs”), and deferred stock units (“DSUs”) that were outstanding under our 2020 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 23 months.
The total stock-based compensation expense, which is included within salaries, wages and benefits on our consolidated statements of operations, for the years ended December 31, 2023, 2022, and 2021 was $39 million, $30 million, and $28 million, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2011 Incentive Compensation Plan
On May 26, 2011, our stockholders approved the JetBlue Airways Corporation 2011 Incentive Compensation Plan. Upon inception, the 2011 Plan had 15 million shares of our common stock reserved for issuance and in 2015 our stockholders approved amendments to issue an additional 7.5 million shares. Under this plan, we granted RSUs to certain crewmembers, DSUs to members of our Board, and PSUs to certain members of our executive leadership team. As of December 31, 2023 all shares related to RSU, PSU, and DSU activity under the 2011 Plan are fully vested.
2020 Omnibus Equity Incentive Plan
On May 14, 2020, our stockholders approved the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan. Upon inception, the 2020 Plan had 10.5 million shares of our common stock reserved for issuance. The 2020 Plan, by its terms, will terminate no later than May 2030. Under the 2020 plan, we grant RSUs to certain crewmembers and members of our Board. The vesting periods for the RSUs vary by grant but are no less than one year. We also grant DSUs to members of our Board and PSUs to certain members of our executive leadership team under the 2020 Plan.
The following is a summary of RSU activity under the 2020 Plan for the year ended December 31, 2023 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	3	$13.97
Granted	5	7.48
Vested	(2)	14.56
Forfeited	—	10.81
Nonvested at end of year	6	$8.90
The total intrinsic value, determined as of the date of vesting, for all RSUs under the 2020 Plan that vested during the year ended December 31, 2023 was $8 million.
We have granted a nominal amount of DSUs under the 2020 Plan since its adoption in May 2020. Similar to the 2011 Plan, the vesting period for DSUs under the 2020 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from the Board.
In 2021, we granted a nominal amount of PSUs to members of our executive leadership team, payment of which are based upon achievements of certain performance criteria. No PSUs were granted in 2022 and 1.8 million were granted in 2023.
Crewmember Stock Purchase Plans
Additionally, we have a Crewmember Stock Purchase Plan (“CSPP”) that is available to all eligible crewmembers.
In May 2011, our stockholders approved the 2011 Crewmember Stock Purchase Plan (“2011 CSPP”). At inception, the 2011 CSPP had 8 million shares of our common stock reserved for issuance and in 2015 our stockholders approved amendments to increase this amount by 15 million shares.
In May 2020, our stockholders approved the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan ("2020 CSPP") to replace the 2011 CSPP which was set to expire in April 2021. At inception, the 2020 CSPP had 17.5 million shares of our common stock reserved for issuance. On May 16, 2023, our stockholders approved an additional 10.0 million shares of common stock, bringing the total authorized shares of common stock reserved for issuance over the term of the 2020 CSPP to 27.5 million shares. The 2020 CSPP, by its terms, will terminate no later than May 2030. The other terms of the 2020 CSPP are substantially identical to those of the 2011 CSPP.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our CSPPs have a series of six-month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in the CSPP nearly year-round, with the exception of specific blackout dates. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the closing stock price on the day before the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to our CSPPs for the years ended December 31, 2023, 2022, and 2021 was approximately $9 million in each year. Under the plans, crewmembers purchased 11.2 million, 6.4 million, and 3.4 million new shares for the years ended December 31, 2023, 2022, and 2021, respectively, at weighted average prices of $4.67, $8.07, and $13.93 per share, respectively.
Under the CSPP, should we be acquired by merger or sale of substantially all of our assets, or by sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
Taxation
The Compensation-Stock Compensation topic of the Codification requires deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options (“ISO”), or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our historical stock-based compensation was attributable to CSPP shares; therefore, our effective tax rate was subject to fluctuation.

Note 8 - Income Taxes
Our income tax benefit (expense) consisted of the following for the years ended December 31 (in millions):

	2023	2022	2021
Deferred:
Federal	$43	$86	$44
State	6	(13)	44
Foreign	(22)	—	—
Deferred income tax benefit	27	73	88
Current:
Federal	1	3	(3)
State	1	—	(5)
Foreign	(5)	(1)	1
Current income tax benefit (expense)	(3)	2	(7)
Total income tax benefit	$24	$75	$81
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As of December 31, 2023, the Company has filed its Application for Tentative Refund.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our income tax benefit reconciles to the amount computed below by applying the U.S. federal statutory income tax rate to our loss before income taxes for the years ended December 31 as follows (in millions):

	2023	2022	2021
Income tax benefit at statutory rate	$70	$92	$55
State income tax, net of federal benefit	7	(13)	36
Nondeductible expenses	(14)	(8)	(5)
Foreign rate differential	—	(4)	5
Valuation allowance	(49)	2	(4)
Unrecognized tax benefit (expense)	—	3	(7)
Research & Development tax credits	11	—	—
Other, net	(1)	3	1
Total income tax benefit	$24	$75	$81
The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2023	2022
Deferred tax assets:
Deferred revenue/gains	220	271
Employee benefits	95	72
Foreign tax credit	90	78
Other credits	15	4
Net operating loss carryforward	914	709
Interest expense limitation carryforward	50	29
Operating lease liabilities	161	194
Rent expense	18	84
Transaction costs	25	13
Sec. 174 research activities	27	16
Other	16	20
Total deferred tax assets	1,631	1,490
Valuation allowance	(153)	(90)
Deferred tax assets, net	1,478	1,400
Deferred tax liabilities:
Property and equipment	(2,049)	(1,963)
Operating lease assets	(143)	(173)
Other	(29)	(34)
Total deferred tax liabilities	(2,221)	(2,170)
Net deferred tax liability	$(743)	$(770)
We have a U.S. foreign tax credit carryforward of $90 million which expires from 2024 to 2033.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, we have a total net operating loss (NOLs) carryforwards of $914 million. The federal NOLs of $671 million have an indefinite life. We also have state and foreign NOLs of $132 million and $111 million, respectively from various taxing jurisdictions which, if go unused will start to expire in 2024 through 2044. Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2023, we provided a $153 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Of the total valuation allowance, $93 million relates to foreign NOL carryforward, $19 million relates to transaction costs, and $41 million relates to U.S. foreign tax credit carryforward that begins to expire in 2024.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2023	2022	2021
Unrecognized tax benefits at January 1,	$26	$40	$32
Increases for tax positions taken during the period	—	5	2
Decreases for tax positions taken during the period	(5)	(6)	(1)
Increases for tax positions taken during a prior period	5	—	19
Decreases for tax positions taken during a prior period	(1)	(13)	(12)
Unrecognized tax benefits December 31,	$25	$26	$40
Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $8 million of the unrecognized tax benefits as of December 31, 2023 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next 12 months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2016 through 2020 remain subject to examination by the relevant tax authorities.
Note 9 - Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan (“the Plan”), covering all of our crewmembers where we match 100% of our crewmember contributions up to 5% of their eligible wages. The contributions vest after three years and are measured from a crewmember’s hire date. Crewmembers are vested immediately in their voluntary contributions.
Another component of the Plan is a Company discretionary contribution of 5% of eligible non-management crewmember compensation, which we refer to as Retirement Plus. Retirement Plus contributions vest after three years and are measured from the non-management crewmember’s hire date. As of January 2024, the Retirement Plus program ended and all Retirement plus eligible crewmembers, except for Federal Aviation Administration (“FAA”) licensed crewmembers and system controllers, will receive a 5% increase in pay which they have the option to contribute to their 401(k). The system controllers will continue to receive a Company discretionary contribution of 5% of eligible compensation, referred to as Retirement Non-elective Crewmember contributions. The Company's non-elective contribution vests after three years of service.
Certain FAA licensed crewmembers receive an additional contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. As of January 2024, the Retirement Advantage program ended and these licensed Crewmember will receive a Company discretionary contribution of 8% of eligible compensation, referred to as Retirement Non-elective Licensed Crewmembers contributions. The Company’s non-elective contribution vests after three years of service.
Our Pilots receive a non-elective Company contribution of 16% of eligible compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association (“ALPA”), in lieu of the above 401(k) Company matching contribution, Retirement Plus, and Retirement Advantage contributions. The Company's non-elective contribution of eligible Pilot compensation vests after three years of service.
Our non-management Crewmembers are eligible to receive profit sharing, calculated as 10% of adjusted pre-tax income before profit sharing and special items, up to a pre-tax margin of 18%, with the result reduced by Retirement Plus contributions and the equivalent of Retirement Plus contributions for pilots. If our resulting pre-tax margin exceeds 18%, non-management Crewmembers will receive 20% profit sharing on amounts above an 18% pre-tax margin.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total 401(k) company match, Retirement Plus, Retirement Advantage, Pilot retirement contribution, and profit sharing expensed for the years ended December 31, 2023, 2022, and 2021 were $271 million, $249 million, and $213 million, respectively.

Note 10 - Commitments
Flight Equipment Commitments
Our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, is set forth in the table below (in millions):

Flight Equipment Commitments (1)
Year	Total
2024	$1,235
2025	1,169
2026	1,145
2027	1,015
2028	1,504
Thereafter	1,137
Total	$7,205
(1) On January 26, 2024, JetBlue and Airbus entered into an amended delivery schedule pursuant to which we agreed to defer 41 aircraft originally scheduled for delivery from 2024 through 2027 to revised delivery dates from 2025 through 2029. The table above and the Flight Equipment Deliveries table below reflect our aircraft purchase commitments after giving effect to this revised delivery schedule.
Our firm aircraft orders include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo	Total
2024	20	7	27
2025	20	5	25
2026	20	4	24
2027	5	9	14
Thereafter	11	30	41
Total (2)	76	55	131
(1) Refer to the Flight Equipment Commitments table above for additional information on the amended Airbus delivery schedule.
(2) In addition, we have options to purchase an additional 20 A220-300 aircraft.
Other Commitments
We utilize several credit card processors to process our ticket sales. Our agreements with these processors do not contain covenants, but do generally allow the processor to withhold cash reserves to protect the processor from potential liability for tickets purchased but not yet used for travel. While we currently do not have any collateral requirements related to our credit card processors, we may be required to issue collateral to our credit card processors, or other key business partners, in the future.
As of December 31, 2023, we had approximately $31 million cash pledged related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have a long-term lease for our primary corporate office in Long Island City until 2039. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each. Our lease commitments are $5 million in 2024, $5 million in 2025, $5 million in 2026, and an anticipated lease expenditure of $71 million over the remainder of the term.
In April 2022, we announced an agreement with Aemetis for it to supply us with 125 million gallons of SAF over a ten-year term with a target start date of 2025.
Labor Unions and Non-Unionized Crewmembers
As of December 31, 2023, 51% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 22% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement that will become amendable in February 2025.
Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by TWU; our other frontline crewmembers do not have third party representation.
Transport Workers Union of America (“TWU”)
In April 2018, JetBlue inflight crewmembers elected to be represented by TWU. The National Mediation Board (“NMB”) certified the TWU as the representative for JetBlue inflight crewmembers. In December 2021, our inflight crewmembers ratified our first collective bargaining agreement with TWU, which is a five-year, renewable contract effective December 13, 2021. During the fourth quarter of 2021, we recorded a one-time ratification bonus totaling $8 million to be allocated amongst our inflight crewmembers as determined by TWU, which was recorded within special items.
Air Line Pilots Association
In April 2021, ALPA, on behalf of the JetBlue pilot group, filed a grievance relating to the Northeast Alliance (the "NEA"), ALPA claims that by entering the NEA, JetBlue violated certain scope clauses contained in the pilots’ ALPA collective bargaining agreement. As a result of a mediation process, the parties agreed to certain changes to the collective bargaining agreement. The agreement, ratified by the JetBlue pilot group in April 2022, included a one-time payment and associated payroll taxes of $32 million, paid and recorded as an expense within special items, and a 3% base pay increase effective May 1, 2022.
In January 2023, JetBlue pilots approved a two-year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from pay rate increases of $95 million. This was recorded as an expense within special items in 2023. An additional $8 million was recorded within special items in the third quarter of 2023 for paid-time-off accrual adjustments resulting from pay rate increases.
International Association of Machinists and Aerospace Workers
In September 2022, the International Association of Machinists and Aerospace Workers filed for an election to unionize our ground operations crewmembers. In February 2023, our crewmembers voted to maintain our direct relationship rather than to unionize.
Non-Unionized Crewmembers
We enter into individual employment agreements with each of our non-unionized FAA-licensed crewmembers which include dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.
Note 11 - Contingencies
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Under both aircraft leases with foreign lessors and aircraft mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary so that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease or loan up to 25 years.
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
Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $15 million and $6 million as of December 31, 2023 and 2022, respectively. For leases expiring within one year, the retirement obligation is recorded in other accrued liabilities within current liabilities on the consolidated balance sheets. For leases expiring beyond one year, the retirement obligation is recorded in other within deferred taxes and other liabilities on our consolidated balance sheets.
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
In July 2020, JetBlue and American entered into the NEA which was designed to optimize our respective networks at JFK, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport (the “NEA Airports”). Following review and agreement by the DOT, JetBlue and American began implementing the NEA in July 2021. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American Airlines seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA. On July 5, 2023, we announced that we do not plan to appeal the court’s determination that the NEA cannot continue as currently crafted, and instead had initiated a wind

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

down of the NEA. On July 14, 2023, JetBlue and American Airlines announced that beginning on July 21, 2023, JetBlue customers will no longer be able to book new codeshare bookings on American Airlines and vice versa. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent Injunction (“Final Injunction”). The Final Injunction, which took effect on August 18, 2023, sets forth, among other things, provisions for the prompt and certain termination of the NEA, including applicable dates for the termination of JetBlue and American Airlines' revenue-sharing arrangements and procedures governing the termination of any remaining slot-sharing agreements. Pursuant to the Final Injunction, JetBlue and American Airlines may not enter into any new alliance, partnership, joint venture, or other agreement with each other, if such agreement provides for revenue sharing, or for coordination of routes or capacity, in a manner substantially similar to the NEA for a period of ten years following the effectiveness of the Final Injunction. On September 25, 2023, American Airlines filed an appeal of the court's ruling. The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs and therefore have an impact on our financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American Airlines and, depending on the specific case, other airlines on flights to or from the NEA Airports from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue believes these lawsuits are without merit and has moved to dismiss the claims.
We are also subject to a number of legal proceedings initiated by individual consumers, the Department of Justice and Attorneys General in six states and the District of Columbia alleging that our pending acquisition of Spirit violates Section 7 of the Clayton Act. For more information, see Note 18.

Note 12 - Financial Derivative Instruments and Risk Management
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
For the effective portion of hedges, when aircraft fuel is consumed and the related derivative contract settles, any gain or loss previously recorded in other comprehensive income (loss) is recognized in aircraft fuel expense. All cash flows related to our fuel hedging derivatives are classified as operating cash flows.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes as of December 31, 2023.

Aircraft fuel call option spread agreements
First Quarter 2024	30%
Second Quarter 2024	16%
Third Quarter 2024	3%
Fourth Quarter 2024	5%
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	Year Ended December 31,
	2023	2022
Fuel derivatives
Asset fair value recorded in prepaid expenses and other current assets (1)	$4	$3
Longest remaining term (months)	3	3
Hedged volume (barrels, in thousands)	2,706	450
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	(3)	2
(1) Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

	Year Ended December 31,
	2023	2022	2021
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$7	$(7)	$—
Hedge gains (losses) on derivatives recognized in comprehensive income	1	(3)	—
Percentage of actual consumption economically hedged	25%	7%	—%
Any outstanding derivative instrument exposes us to credit loss in connection with our fuel contracts in the event of nonperformance by the counterparties to our agreements; however, we do not expect that any of our counterparties will fail to meet their obligations. The amount of such credit exposure is generally the fair value of our outstanding contracts for which we are in a receivable position. To manage credit risks we select counterparties based on credit assessments, limit our overall exposure to any single counterparty, and monitor the market position with each counterparty. Some of our agreements require cash deposits from either JetBlue or our counterparty if market risk exposure exceeds a specified threshold amount.
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
There were no offsetting derivative instruments as of December 31, 2023 and 2022.
Note 13 - Fair Value
Under Topic 820, Fair Value Measurement of the Codification, disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of December 31, 2023 and 2022 (in millions):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$724	$—	$—	$724
Available-for-sale investment securities	—	314	16	330
Aircraft fuel derivatives	—	4	—	4

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$665	$—	$—	$665
Available-for-sale investment securities	—	324	13	337
Equity investment securities	8	—	—	8
Aircraft fuel derivatives	—	3	—	3
Refer to Note 3 for fair value information related to our outstanding debt obligations as of December 31, 2023 and 2022.
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
Available-for-sale investment securities
Our available-for-sale investment securities include investments such as time deposits, commercial paper, and convertible debt securities. The fair value of time deposits and commercial paper is based on observable inputs in non-active markets, which are therefore classified as Level 2 in the hierarchy. The fair value of convertible debt securities is based on unobservable inputs and is classified as Level 3 in the hierarchy.
Equity investment securities
Our equity investment securities include investments in common stocks of publicly traded companies. The fair value of these instruments is classified as Level 1 in the hierarchy as it is based on unadjusted quoted prices in active markets for identical assets. We did not have any material equity investment securities as of December 31, 2023.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$234	$231	$177	$170
Note 14 - Investments
Investment in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than twelve months. Maturities greater than twelve months are recorded within investment securities in the other assets section of our consolidated balance sheets. The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
Available-for-sale investment securities
Time deposits	$290	$285
Commercial paper	24	39
Debt securities	16	13
Total available-for-sale securities	330	337
Held-to-maturity investment securities
Corporate bonds	234	177
Total held-to-maturity securities	234	177
Total investment in debt securities	$564	$514
When sold, we use a specific identification method to determine the cost of the securities. Refer to Note 13 for an explanation of the fair value hierarchy structure.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investment securities. We recognized a net unrealized gain of $1 million and a net unrealized loss of $1 million in accumulated other comprehensive income (loss) on the consolidated balance sheets as of December 31, 2023 and 2022, respectively. We recognized an immaterial net unrealized loss for the same period ended December 31, 2021. We recognized a net realized gain of $1 million in gain (loss) on investment, net on our consolidated statement of operations during the period ending December 31, 2023. We recognized immaterial net realized gain (loss) during the same periods ending December 31, 2022 and 2021.
Held-to-maturity investment securities. We did not record any material gains or losses on these securities during the years ended December 31, 2023, 2022, or 2021.
Investment in Equity Securities
Equity method investments
Investments in which we can exercise significant influence are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the Codification. The carrying amount of our equity method investments, which is recorded within other long term assets on our consolidated balance sheets, was $43 million and $38 million as of December 31, 2023 and 2022, respectively. We did not recognize a gain or loss during the year ended December 31, 2023. We recognized a gain of $5 million on one of our equity method investments related to its issuance of additional shares upon the closing of a subsequent financing round in gain (loss) on investment, net on our consolidated statement of operations during the years ending December 31, 2022 and a gain of $2 million for the year ending December 31, 2021. Our share of our equity method investees’ financial results is included in other income on our consolidated statement of operations.
Other Investments
Our equity investment securities include investments in common stocks of publicly traded companies which are stated at fair value. We had an immaterial carrying amount of equity investment securities as of December 31, 2023. The carrying amount of our equity investment securities, which are recorded within investment securities in the current assets section of our consolidated balance sheets, was $8 million as of December 31, 2022. We recognized a net unrealized gain of $2 million, and a net unrealized loss of $12 million, and $10 million in other income on our consolidated statement of operations for the years ending December 31, 2023, 2022, and 2021 respectively. We also recognized a net realized gain of $4 million and $1 million related to the sale of one of our equity investments in gain (loss) on investments for the years ending December 31, 2023 and 2022. We did not recognize any realized gains or losses during the same period ending December 31, 2021.
Our wholly-owned subsidiary, JBV, has equity investments in emerging companies which do not have readily determinable fair values. The carrying amount of these investments, which is included within other assets on our consolidated balance sheets, was $96 million and $83 million as of December 31, 2023 and 2022 respectively. We recognized a net realized gain of $2 million, an impairment loss of $2 million and a net realized gain of $37 million in gain (loss) on investments on the consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021, respectively.
We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative in other assets section of the consolidated balance sheets. The carrying amount of this investment was $14 million as of December 31, 2023 and 2022.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2023, 2022, and 2021 is as follows (in millions):

	Aircraft Fuel Derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income, at December 31, 2020	$—	$—	$—
Reclassifications into earnings, net of taxes of $0	—	—	—
Change in fair value, net of taxes of $0	—	—	—
Balance of accumulated income, at December 31, 2021	$—	$—	$—
Reclassifications into earnings, net of taxes of $(3)	4	—	4
Change in fair value, net of taxes of $2	(3)	(1)	(4)
Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes of $2	(5)	(1)	(6)
Change in fair value, net of taxes of $0	1	1	2
Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
(1) Reclassified to aircraft fuel expense.

Note 16 - Geographic Information
Under the Segment Reporting topic of the Codification, disclosures are required for operating segments that are regularly reviewed by chief operating decision makers. Air transportation services accounted for substantially all of the Company’s operations in 2023, 2022, and 2021.
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation (“DOT”), based upon the origination and destination of each flight segment. As of December 31, 2023, we served 36 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served three destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and one destination in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2023	2022	2021
Domestic & Canada	$6,072	$6,067	$3,869
Caribbean & Latin America	3,282	2,968	2,150
Atlantic	261	123	18
Total	$9,615	$9,158	$6,037
Our tangible assets primarily consist of our fleet of aircraft. Except for our transatlantic services to Europe, which are operated by the long range variant of the Airbus A321neo aircraft, our fleet is deployed systemwide, with no individual aircraft dedicated to any specific route or region; therefore, our assets do not require any allocation to a geographic area.

Note 17 - Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Special Items
Union contract costs (1)	$105	$33	$8
Spirit costs (2)	92	28	—
Embraer E190 fleet transition (3)	—	52	—
Federal payroll support grant recognition (4)	—	—	(830)
CARES Act employee retention credit (5)	—	—	(11)
Total	$197	$113	$(833)
(1) Union contract costs in 2023 and 2022 primarily relate to pilot ratification payments and adjustments to paid-time-off accruals resulting from pay rate increases. Union contract costs in 2021 relate to inflight ratification payments. See Note 10 for further discussion.
(2) Spirit costs primarily relate to consulting, professional and legal fees.
(3) Embraer E190 transition charges relate to fleet impairment losses on certain aircraft and spare parts as well as retirement losses due to engine exchanges as a result of our fleet transition.
(4) As discussed in Note 3, we received assistance in the form of grants and unsecured loans under various federal payroll support programs. Funds under these federal payroll support programs were to be used exclusively for the continuation of payment of crewmember wages, salaries, and benefits. The carrying values of the payroll support grants (after consideration of the warrants we issued) were recorded within other liabilities and were recognized as contra-expenses within special items on our consolidated statements of operations as the funds were utilized. Our payroll support grants were fully utilized as of December 31, 2022.
(5) The Employee Retention Credit (“ERC”) under the CARES Act is a refundable tax credit which encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Qualified wages are the wages paid to an employee for the time that the employee is not providing services due to an economic hardship, specifically, either (1) a full or partial suspension of operations by order of a governmental authority due to COVID-19, or (2) a significant decline in gross receipts. Our policy is to recognize the ERC when it is filed with the IRS.
Note 18 - Entry into Merger Agreement with Spirit Airlines
On July 28, 2022, JetBlue entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Spirit Airlines, Inc., a Delaware corporation (“Spirit”), and Sundown Acquisition Corp., a Delaware corporation and a direct wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving corporation (the “Merger”). On October 19, 2022, Spirit announced that its stockholders approved the Merger Agreement.
On the date of the closing of the Merger (the “Closing Date”), as a result of the Merger, each existing share (“Share”) of Spirit’s common stock, par value $0.0001 per share, will be converted at the effective time of the Merger into the right to receive an amount in cash per Share, without interest, equal to (a) $33.50 minus (b) (i) to the extent paid, an amount in cash equal to $2.50 per Share and (ii) the lesser of (A) $1.15 and (B) the product of (1) $0.10 multiplied by (2) the number of Additional Prepayments (as defined below) paid prior to the Closing Date (such amount in subclause (B), the “Aggregate Additional Prepayment Amount”).
On or prior to the last business day of each calendar month commencing after December 31, 2022, until the earlier of (a) the Closing Date and (b) the termination of the Merger Agreement in accordance with its terms, JetBlue will pay or cause to be paid to the holders of record of outstanding Shares as of a date not more than five business days prior to the last business day of such month, an amount in cash equal to $0.10 per Share (such amount, the “Additional Prepayment Amount,” each such monthly payment, an “Additional Prepayment”). During 2023, JetBlue made an aggregate of $131 million in Additional Prepayments to Spirit shareholders resulting in a total prepayment of $403 million and $25 million in payments to Spirit for the reimbursement of Frontier transaction costs. These payments are included in other assets in the Company's consolidated balance sheets as of December 31, 2023.

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
Refer to Note 3 for further detail of the $3.5 billion Senior Secured Bridge Facility commitment to fund the purchase of Spirit.
In March 2023, the U.S. Department of Justice, along with the Attorneys General of six states and the District of Columbia, filed suit in the U.S. District Court for the District of Massachusetts against JetBlue and Spirit, seeking a permanent injunction preventing the Merger (the “Government Merger Lawsuit”). The trial commenced on October 31, 2023 and on January 17, 2024, the Court issued its Final Judgment and Order granting the plaintiffs' request for a permanent injunction of the Merger. On January 19, 2024, JetBlue and Spirit filed a Notice of Appeal with respect to the January 17, 2024 Final Judgment and Order and the Court’s corresponding January 16, 2024 Findings of Facts and Conclusion of Law. On February 2, 2024, the Court of Appeals ordered that the appeal shall be fully briefed by April 25, 2024 and will contemplate argument during the court's June sitting.
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
An adverse ruling in the Private Merger Lawsuit and/or an unsuccessful appeal of the Government Merger Lawsuit could adversely impact our ability to consummate the Merger or achieve the intended benefits of the Merger and could have an adverse impact on our business, financial condition, and results of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
(a) As previously disclosed by the Company, on January 7, 2024, Robin Hayes notified the Company of his decision to retire from his position as Chief Executive Officer and a member of the Company’s Board of Directors, effective February 12, 2024 (the “Transition Date”). Mr. Hayes will serve as a strategic advisor over the coming months. In connection with Mr. Hayes’ retirement and advisory service, on February 11, 2024 the Company and Mr. Hayes entered into a Transition Agreement and General Release (the “Transition Agreement”), pursuant to which Mr. Hayes will serve as a strategic advisor to the Company from the Transition Date through September 1, 2024, unless the Transition Agreement is earlier terminated in accordance with its terms. During this time, Mr. Hayes will remain an employee and will remain eligible for flight and other employee benefits offered to active employees at the officer level. In consideration for his advisory services, Mr. Hayes will receive a base salary at the annual rate of $550,000, will be eligible for a pro-rated annual performance cash incentive bonus for the 2024 fiscal year, and will receive an award of restricted stock units under the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan (the “Plan”) with an aggregate grant value of $750,000 vesting in equal installments on each of the first three anniversaries of the date of grant and will otherwise be subject to the Plan and the Company’s form of restricted stock unit award agreement. The above compensation will be subject to Mr. Hayes’ execution and non-revocation of a general release of claims against the Company and related persons, and compliance during the advisory period with the in-service restrictive covenants included in his employment agreement with the Company.
Mr. Hayes’ outstanding equity and performance cash awards will be treated in accordance with the terms and conditions of the Plan and the applicable award agreements. Subject to Mr. Hayes’ execution and non-revocation of a general release at the end of his service as a strategic advisor, and compliance with his restrictive covenants after his advisory service terminates, Mr. Hayes will be eligible for flight privileges and company provided COBRA benefits for Mr. Hayes and his eligible dependents at the Company’s cost. Effective on the Transition Date, he will no longer be a participant in the Company’s severance plans.

The foregoing summary of the Transition Agreement is not complete and is qualified in its entirety by reference to the Transition Agreement, filed herewith as Exhibit 10.11(e) and incorporated by reference herein.
The foregoing information is included for the purpose of providing the disclosures required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers – paragraph (e)” of Form 8-K.
(b) During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Code of Ethics
We adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer, and principal accounting officer and other senior financial officers. This Code of Ethics is publicly available on our website at http://investor.jetblue.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable rules and regulations.

Executive Officers of the Registrant
Certain information concerning JetBlue’s current executive officers as of February 12, 2024 follows. There are no family relationships between any of our executive officers.
Joanna Geraghty, age 51, is Chief Executive Officer ("CEO"). She was appointed to the position by the Board on January 7, 2024, with an effective date of February 12, 2024. Ms. Geraghty joined JetBlue in 2005 and was most recently our President and Chief Operating Officer ("COO"). Previously, she served as our Executive Vice President Customer Experience from 2014 to 2018 and Executive Vice President Chief People Officer from 2010 to 2014. She also held positions as our Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs. Ms. Geraghty was succeeded by Warren Christie as COO effective February 12, 2024.
Robin Hayes, age 57, was our Chief Executive Officer ("CEO"). He served as CEO from February 2015 until February 12, 2024 and served as our President from January 2014 to May 2018. He joined JetBlue as its Chief Commercial Officer in 2008, after nineteen years at British Airways. In his last role at British Airways, Mr. Hayes served as Executive Vice President for The Americas and before that he served in a number of operational and commercial positions in the UK and Germany.
Warren Christie, age 57, is our Chief Operating Officer. He was appointed to the position effective February 12, 2024. Mr. Christie joined the Company in 2003 and has served in various other leadership positions, including Head of Safety, Security, Fleet Operations and JBU from 2021 to 2022. Head of Safety, Security and Fleet Operations from 2019 to 2021 and, prior to that, Senior Vice President, Regulatory and Training; Vice President, Operations Planning and Training; and Vice President, JBU.
Ursula Hurley, age 42, is our Chief Financial Officer. She was appointed to the position in June 2021. Ms. Hurley first joined JetBlue's finance team in 2004 and subsequently served in positions of increasing responsibility, including as Director, Assistant Treasurer & Fuel from June 2012 to July 2017 and Vice President Structural Programs from July 2017 to July 2018. From July 2018 to April 2021, Ms. Hurley was the Vice President Treasurer, responsible for debt and cash management, cash flow, fuel and interest rate hedging, strategic sourcing, and fleet strategy, including aircraft and engine sourcing.
Martin St. George, age 60, was appointed as our President of the Company, effective February 26, 2024. He most recently served as Chief Commercial Officer of LATAM Airlines Group S.A., beginning in 2020 after a 30+ year career in the airline industry. Prior to joining LATAM, Mr. St. George served in various leadership positions at Norwegian Air Shuttle ASA and at JetBlue, including as Chief Commercial Officer from 2015 to 2019.
Brandon Nelson, age 49, is our General Counsel and Corporate Secretary. He was appointed to the position in November 2018. Mr. Nelson joined JetBlue in 2005 and previously served as Director, Corporate Counsel and Assistant Secretary before being promoted in 2009 to Vice President, Associate General Counsel. Prior to JetBlue, Mr. Nelson practiced corporate and business litigation law at firms in California and New York, including Shearman & Sterling LLP.
Carol Clements, age 48, is our Chief Digital and Technology Officer. She was appointed to the position in April 2021. Prior to joining JetBlue, Ms. Clements served as Chief Technology Officer for Pizza Hut where she oversaw its e-commerce channels, restaurant & delivery technology, and data & analytics. Ms. Clements also spent 11 years at Southwest Airlines where she held a variety of leadership roles.
Dawn Southerton, age 56, is our Vice President Controller and Principal Accounting Officer. She was appointed to the position effective December 2023. Prior to joining JetBlue, Ms. Southerton served as Vice President and Controller for Pepsi Beverages Company. Ms. Southerton began her career at the public accounting firm KPMG before holding a number of accounting and finance roles with TransCanada Pipeline, Heinz and Neiman Marcus Group.
Dave Clark, age 47, is our Head of Revenue and Planning. He was appointed to the position in January 2022. Mr. Clark joined JetBlue in May 2009 and previously served as Vice President of Sales and Revenue Management and Vice President of Network Planning. Prior to joining JetBlue, Mr. Clark was a project leader in the Boston Consulting Group's Travel & Tourism practice.
The other information required by this Item will be included in and is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2023 fiscal year (the “2024 Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference to our 2024 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in and is incorporated herein by reference to our 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference to our 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference to our 2024 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial statements:
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets — December 31, 2023 and December 31, 2022
Consolidated Statements of Operations — For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Loss — For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows — For the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
Schedule II — Valuation of Qualifying Accounts and Reserves
All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.
3.	Exhibits: See accompanying Exhibit Index for a list of the exhibits filed or furnished with or incorporated by reference in this Report.

Exhibit Index

Exhibit Number	Exhibit
2.1^
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

4.2(a)
Trust Supplement No. 2019-1AA, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Class AA Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(b)
Trust Supplement No. 2019-1A, dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Class A Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(c)
Form of Pass Through Trust Certificate, Series 2019-1AA (included in Exhibit A to Exhibit 4.3(a))—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(d)
Form of Pass Through Trust Certificate, Series 2019-1A (included in Exhibit A to Exhibit 4.3(b))—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(e)
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

4.2(f)
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

4.2(g)
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

4.2(h)
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

4.2(i)
Indenture and Security Agreement (N976JT), dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee†—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(j)	Form of Series 2019-1 Equipment Notes (included in Exhibit 4.3(i))—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(k)†	Schedule I - incorporated by reference to Exhibit 99.1 to our current report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(l)
Trust Supplement No. 2020-1A, dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class A Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(m)
Trust Supplement No. 2020-1B, dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(n)
Form of Pass Through Trust Certificate, Series 2020-1A (included in Exhibit A to Exhibits 4.3(l))-incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(o)
Form of Pass Through Trust Certificate, Series 2020-1B (included in Exhibit A to Exhibit 4.3(m))-incorporated by reference to Exhibit A to Exhibit 4.3 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(p)^
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

4.2(q)^
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

4.2(r)^
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

4.2(s)^, ††
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

4.2(t) ††,^
Indenture and Security Agreement (N946JL), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(u) †††,^
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

4.2(v) †††,^
Indenture and Security Agreement (N2002J), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(w)^
Form of Series 2020-1 Equipment Notes (included in Exhibits 4.3.(t) and 4.3(v)) -incorporated by reference to Exhibits 4.10 and 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(x)††
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(s) and 4.3(t) with respect to Aircraft bearing Registration No. N946JL)-incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(y)†††
Schedule II (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(u) and 4.3(v) with respect to Aircraft bearing Registration No. N2002J)-incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(z)
Trust Supplement No. 2019-1B, dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019-incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(aa)
Form of Pass Through Trust Certificate, Series 2019-1B (included in Exhibit A to Exhibit 4.3(z))-incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(ab)^
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

4.2(ac)^
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

4.2(ad), ††††,^
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

4.2(ae)††††,§
First Amendment to Indenture and Security Agreement (N976JT), dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee-incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(af)§
Form of Series 2019-1 Equipment Notes (incorporated by reference to Exhibit 4.11 to our Form 8-K filed on November 12, 2019, as amended by Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020).

4.2(ag)††††
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(ad) and 4.3(ae) with respect to Aircraft bearing Registration No. N976JT)-incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.3	Summary of Rights to Purchase Series A Participating Preferred Stock—incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

4.4
Indenture, dated March 25, 2021, between JetBlue Airways Corporation, as issuer, and Wilmington Trust, National Association, as trustee—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.4(a)
Form of 0.50% Convertible Senior Note due 2026, dated March 25, 2021 (included as Exhibit A to Exhibit 4.5)—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.5
Warrant Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.5(a)	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.14)—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.6
Warrant Agreement, dated as of September 29, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.6(a)	Form of Warrant—incorporated by reference to Exhibit 4.1(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

4.7
Warrant Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.16 to our Annual Report on Form 10-K for the year ended December 31, 2020.

4.7(a)	Form of Warrant (incorporated by reference to Annex B to Exhibit 4.16)—incorporated by reference to Exhibit 4.16(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

4.8
Warrant Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

4.8(a)	Form of Warrant (included as Annex B to Exhibit 4.17)—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

4.9	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*	Form of Performance-Contingent Executive Retention Award Agreement—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.2	Form of Director/Officer Indemnification Agreement—incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.3
Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-49728).

10.3(a)
Supplement No. 3 to Agreement of Lease, dated July 1, 2012 between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.20(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.4*
Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement—incorporated by reference to Exhibit 10.21 to the Annual Report for Form 10-K for the year ended December 31, 2008 (File No. 000-49728).

10.5*
JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007 (File No. 000-49728).

10.5(a)*	Amendment to the Executive Change in Control Severance Plan, dated May 4, 2023—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 4, 2023 and filed on May 5, 2023.

10.6#
Sublease by and between JetBlue Airways Corporation and Metropolitan Life Insurance Company—incorporated by reference to Exhibit 10.30 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 000-49728).

10.7*	JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.31(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.7(a)*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.7(b)*
Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of Deferred Stock Unit Award Agreement—incorporated by reference to Exhibit 10.2(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.8#
Airbus A320 Family Purchase Agreement, dated October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation, including Letter Agreements 1-8, each dated as of same date—incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K for the year ended December 31, 2011.

10.8(a)#
Amendment No. 1 to Airbus A320 Family Purchase Agreement, dated as of October 25, 2013, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6, each dated as of the same date—incorporated by reference to Exhibit 10.33(b) to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.8(b)#
Amendment No. 2 to Airbus A320 Family Purchase Agreement, dated as of November 19, 2014, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1 and 3, each dated as of the same date—incorporated by reference to Exhibit 10.33(c) to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.8(c)#
Amendment No. 3 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.8(d)#
Amendment No. 4 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6 and Letter Agreement 9, each dated as of the same date-incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.8(e)#
Amendment No. 5 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2016, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.8(f)#
Amendment No. 6 to Airbus A320 Family Purchase Agreement, dated as of April 11, 2017, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.8(g)#
Amendment No. 7 to Airbus A320 Family Purchase Agreement, dated as of April 25, 2017, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.8(h)#
Amendment No. 8 to Airbus A320 Family Purchase Agreement, dated as of December 19, 2017, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.33(i) to our Annual Report on Form 10-K for the year ended December 31, 2017.

10.8(i)#
Amendment No. 9 to Airbus A320 Family Purchase Agreement, dated as of March 30, 2018, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10.8(j)#
Amendment No. 10 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.8(k)#
Amendment No. 11 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.33(l) to our Annual Report on Form 10-K for the year ended December 31, 2018.

10.8(l)^
Amendment No. 12 to Airbus Family Purchase Agreement, dated as of April 9, 2019, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.8(m)^
Amendment No. 13 to Airbus Family Purchase Agreement, dated as of June 20, 2019, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.8(n)^
Amendment No. 14 to Airbus Family Purchase Agreement, dated as of May 4, 2020, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

10.8(o)^
Amendment No. 15 to Airbus Family Purchase Agreement, dated as of October 8, 2020, between Airbus S.A.S. and JetBlue Airways Corporation-—incorporated by reference to Exhibit 10.33(p) to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.8(p)+,^	Amendment No. 16 to Airbus Family Purchase Agreement, dated as of November 1, 2023, between Airbus S.A.S. and JetBlue Airways Corporation

10.9^
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

10.9(a)^
First Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 17, 2023, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent.

10.10*
JetBlue Airways Corporation Retirement Plan, amended and restated effective as of January 1, 2013—incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.11*
Employment Agreement, dated February 12, 2015, between JetBlue Airways Corporation and Robin Hayes—incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.11(a)*
Amendment No. 1 to the Employment Agreement, dated February 16, 2017, between JetBlue Airways Corporation and Robin Hayes—incorporated by reference to Exhibit 10.41(a) to our Current Report on Form 8-K filed on February 22, 2017.

10.11(b)*
Amendment No. 2 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes, dated February 13, 2020—incorporated by reference to Exhibit 10.41(B) to our Current Report on Form 8-K dated February 13, 2020 and filed on February 18, 2020.

10.11(c)*
Amendment No. 3 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes dated September 5, 2021—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

10.11(d)*
Amendment No. 4 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes dated December 8, 2022—incorporated by reference to exhibit 10.41(d) to our Current Report on Form 8-K dated December 8, 2022 and filed on December 9, 2022.

10.11(e)*	Transition Agreement and General Release, dated February 11, 2024, between JetBlue Airways Corporation and Robin N. Hayes.

10.12*
Employment Agreement between JetBlue Airways Corporation and Joanna Geraghty, dated June 21, 2023—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 21, 2023 and filed on June 23, 2023.

10.13*
Offer Letter between Ursula Hurley and JetBlue Airways Corporation, dated June 15, 2021—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 11, 2021 and filed on June 21, 2021.

10.14*	JetBlue Executive Retention Award - Ursula Hurley dated February 12, 2021—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.14(a)*	JetBlue Executive Retention Award - Ursula Hurley dated April 12, 2021—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.14(b)*
JetBlue Executive Retention Award - Ursula Hurley dated September 5, 2021—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

10.15#
Amended and Restated PW100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and JetBlue Airways Corporation, dated as of March 30, 2018—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10.16
Payroll Support Program Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.17
Promissory Note, dated as of April 23, 2020, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.18*	JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.31 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020.

10.18(a)*	Amendment to the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.18(b)*	Form of Performance Share Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.18(c)*	Form of Performance Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.18(d)*	Form of RSU Award Agreement for Non-Employee Directors (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.18(e)*	Form of RSU Award Agreement, Crewmembers (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.18(f)*	Form of Deferred Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.18(g)*	Form of Performance Cash Award Agreement—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.18(h)*	Form of Performance Stock Unit Award Agreement (Transaction Incentives)—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.18(i)*	Form of Executive Award Agreement (award vesting on May 1, 2023)—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.18(j)*
Form of Executive Award Agreement (award vesting on May 1, 2023, February 1, 2024, and February 1, 2025)—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.19*	JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K dated May 14, 2020 and filed on May 20, 2020.

10.19(a)*	Amendment to the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.20*
Amended and Restated JetBlue Airways Corporation Severance Plan dated July 8, 2020—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.21^
Northeast Alliance Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.21(a)^
First Amendment to the Northeast Alliance Agreement, dated as of September 11, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.54(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.22^
Codeshare Agreement, dated as of July 15, 2020 between, JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.23^
Mutual Growth Incentive Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.24
Payroll Support Program Extension Agreement, dated as of January 15, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.25
Promissory Note, dated as of January 15, 2021, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.26
Payroll Support Program 3 Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.27
Promissory Note, dated as of May 6, 2021 issued by JetBlue Airways Corporation in the name of the United States Department of the Treasury—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

21.1+	List of Subsidiaries.

23+	Consent of Ernst & Young LLP.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32++	Section 1350 Certifications, furnished herewith.

97.1+	JetBlue Airways Corporation Policy For Recovery Of Erroneously Awarded Compensation

99.l^
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

+	Filed herewith

++	Furnished herewith

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

#	Pursuant to a Confidential Treatment Request under Rule 24b-2 filed with and approved by the SEC, portions of this exhibit have been omitted.

^	Information in this exhibit identified by brackets is confidential and has been excluded because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

§	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

ITEM 16.    FORM 10-K SUMMARY
Omitted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 12, 2024	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brandon Nelson as his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K which he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joanna Geraghty	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2024
Joanna Geraghty

/s/ Ursula Hurley	Chief Financial Officer (Principal Financial Officer)	February 12, 2024
Ursula Hurley

/s/ Dawn Southerton	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2024
Dawn Southerton

/s/ B. Ben Baldanza	Director	February 12, 2024
B. Ben Baldanza

/s/ Peter Boneparth	Director	February 12, 2024
Peter Boneparth

/s/ Monte Ford	Director	February 12, 2024
Monte Ford

/s/ Ellen Jewett	Director	February 12, 2024
Ellen Jewett

/s/ Robert Leduc	Director	February 12, 2024
Robert Leduc

/s/ Teri P. McClure	Director	February 12, 2024
Teri P. McClure

/s/ Nik Mittal	Director	February 12, 2024
Nik Mittal

/s/ Sarah Robb O'Hagan	Director	February 12, 2024
Sarah Robb O'Hagan

/s/ Vivek Sharma	Director	February 12, 2024
Vivek Sharma

/s/ Thomas Winkelmann	Director	February 12, 2024
Thomas Winkelmann

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$90	$69	$6		$153
Allowance for obsolete inventory parts	29	6	—		35
Allowance for doubtful accounts	4	19	20	(1)	3
Total	$123	$94	$26		$191
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$73	$30	$13		$90
Allowance for obsolete inventory parts	24	5	—		29
Allowance for doubtful accounts	3	16	15	(1)	4
Total	$100	$51	$28		$123
Year Ended December 31, 2021
Valuation allowance for deferred tax assets	$69	$19	$15		$73
Allowance for obsolete inventory parts	27	4	7		24
Allowance for doubtful accounts	2	14	13	(1)	3
Total	$98	$37	$35		$100

(1)Uncollectible accounts written off, net of recoveries.