Form 10-Q
period 2024-03-31
JETBLUE AIRWAYS CORP
filed 2024-04-25
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of March 31, 2024, there were 340,135,050 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, and our expectations regarding the wind-down of our Northeast Alliance with American Airlines Group Inc. (the "NEA") and the related impact on our business, financial condition and results of operations. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the risk associated with the execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of legal proceedings with respect to the NEA and our wind-down of the NEA; risks associated with cybersecurity and privacy, including information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; our substantial indebtedness and impact on our ability to meet future financing needs; financial risks associated with credit card processors; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal budget constraints or federally imposed furloughs; impact of global climate change and legal, regulatory or market response to such change; increasing attention to, and evolving expectations regarding, environmental, social and governance matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Further information concerning these and other factors is contained in JetBlue's filings with the U.S. Securities and Exchange Commission (the "SEC"), including but not limited to in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,237	$1,166
Investment securities	326	401
Receivables, less allowance (2024 - $4; 2023 - $3)	362	336
Inventories, less allowance (2024 - $37; 2023 - $35)	111	109
Prepaid expenses and other	128	148
Total current assets	2,164	2,160
PROPERTY AND EQUIPMENT
Flight equipment	13,050	12,796
Pre-delivery deposits for flight equipment	389	393
Total flight equipment and pre-delivery deposits, gross	13,439	13,189
Less accumulated depreciation	3,974	4,021
Total flight equipment and pre-delivery deposits, net	9,465	9,168
Other property and equipment, gross	1,300	1,310
Less accumulated depreciation	821	803
Total other property and equipment, net	479	507
Total property and equipment, net	9,944	9,675
OPERATING LEASE ASSETS	571	593
OTHER ASSETS
Investment securities	145	163
Restricted cash	156	151
Intangible assets, net of accumulated amortization (2024 - $534; 2023 - $518)	383	349
Other	358	762
Total other assets	1,042	1,425
TOTAL ASSETS	$13,721	$13,853

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$647	$641
Air traffic liability	1,723	1,463
Accrued salaries, wages and benefits	597	591
Other accrued liabilities	613	509
Current operating lease liabilities	112	117
Current maturities of long-term debt and finance lease obligations	330	307
Total current liabilities	4,022	3,628
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	4,682	4,409
LONG-TERM OPERATING LEASE LIABILITIES	528	547
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	689	743
Air traffic liability - non-current	743	740
Other	424	449
Total deferred taxes and other liabilities	1,856	1,932
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 500 and 499 shares issued and 340 and 339 shares outstanding at March 31, 2024 and December 31, 2023, respectively	5	5
Treasury stock, at cost; 160 and 159 shares at March 31, 2024 and December 31, 2023, respectively	(2,002)	(1,999)
Additional paid-in capital	3,233	3,221
Retained earnings	1,398	2,114
Accumulated other comprehensive loss	(1)	(4)
Total stockholders’ equity	2,633	3,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,721	$13,853

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUES
Passenger	$2,055	$2,182
Other	154	146
Total operating revenues	2,209	2,328
OPERATING EXPENSES
Aircraft fuel	625	785
Salaries, wages and benefits	823	741
Landing fees and other rents	165	160
Depreciation and amortization	158	151
Aircraft rent	27	32
Sales and marketing	77	76
Maintenance, materials and repairs	132	176
Special items	562	112
Other operating expenses	359	337
Total operating expenses	2,928	2,570
OPERATING LOSS	(719)	(242)
OTHER INCOME (EXPENSE)
Interest expense	(53)	(46)
Interest income	19	12
Capitalized interest	4	5
Gain (loss) on investments, net	(22)	3
Other	4	2
Total other expense	(48)	(24)
LOSS BEFORE INCOME TAXES	(767)	(266)
Income tax benefit	51	74
NET LOSS	$(716)	$(192)

LOSS PER COMMON SHARE
Basic	$(2.11)	$(0.58)
Diluted	$(2.11)	$(0.58)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(716)	$(192)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 and $(1) in 2024 and 2023, respectively.	3	(5)
Total other comprehensive income (loss)	3	(5)
COMPREHENSIVE LOSS	$(713)	$(197)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(716)	$(192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(54)	(78)
Depreciation and amortization	158	151
Spirit special items, non cash	450	—
Stock-based compensation	12	10
Changes in certain operating assets and liabilities	331	520
Other, net	23	(6)
Net cash provided by operating activities	204	405
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(427)	(172)
Pre-delivery deposits for flight equipment	(39)	—
Purchase of held-to-maturity investments	—	(4)
Proceeds from the maturities of held-to-maturity investments	19	4
Purchase of available-for-sale securities	(1)	(102)
Proceeds from the sale of available-for-sale securities	75	267
Payment for Spirit Airlines acquisition	(22)	(33)
Other, net	(4)	—
Net cash used in investing activities	(399)	(40)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback transactions	332	38
Repayment of long-term debt and finance lease obligations	(58)	(109)
Acquisition of treasury stock	(3)	(3)
Net cash provided by (used in) financing activities	271	(74)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	76	291
Cash, cash equivalents and restricted cash at beginning of period	1,317	1,188
Cash, cash equivalents and restricted cash at end of period (1)	$1,393	$1,479

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$(24)	$(6)
Cash payments for income taxes, net	(6)	—

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$6	$4
Flight equipment acquired under finance leases	20	—

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$1,237	$1,333
Restricted cash (2)	156	146
Total cash, cash equivalents and restricted cash	$1,393	$1,479
(2) Restricted cash primarily consists of funds held in escrow for estimated workers' compensation obligations and other letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(716)	—	(716)
Other comprehensive income	—	—	—	—	—	—	3	3
Vesting of restricted stock units	1	—	1	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	12	—	—	12
Balance at March 31, 2024	500	$5	160	$(2,002)	$3,233	$1,398	$(1)	$2,633

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(192)	—	(192)
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Vesting of restricted stock units	1	—	—	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	10	—	—	10
Balance at March 31, 2023	487	$5	159	$(1,998)	$3,139	$2,232	$(5)	$3,373
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation ("JetBlue") provides air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as "we" or the "Company." All majority-owned subsidiaries are consolidated on a line-by-line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2023 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").
These condensed consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In our opinion, they reflect all adjustments, including normal recurring items, that are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted as permitted by such rules and regulations; however, we believe that the disclosures included herein are adequate to make the information presented not misleading.
We have reclassified certain prior periods to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Passenger revenue
Passenger travel	$1,888	$2,026
Loyalty revenue - air transportation	167	156
Other revenue
Loyalty revenue	107	100
Other revenue	47	46
Total operating revenue	$2,209	$2,328
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are recorded as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent revenue recognized when TrueBlue® points have been redeemed and travel has occurred. Loyalty revenue within other revenue is primarily comprised of the non-air transportation elements from the sale of TrueBlue® points.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	March 31, 2024	December 31, 2023
Air traffic liability - passenger travel	$1,354	$1,099
Air traffic liability - loyalty program (air transportation)	1,076	1,072
Deferred revenue (1)	472	487
Total	$2,902	$2,658

(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the three months ended March 31, 2024 and 2023, we recognized passenger revenue of $834 million and $858 million, respectively, which was included in passenger travel liability at the beginning of the respective periods.
The Company elected the practical expedient that allows entities to not disclose the amount of the remaining transaction price and its expected timing of recognition for passenger tickets if the contract has an original expected duration of one year or less or if certain other conditions are met. We elected to apply this practical expedient to our contract liabilities relating to passenger travel and ancillary services as our tickets or any related passenger credits expire generally one year from the date of booking.
TrueBlue® points are combined into one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of points that were part of the air traffic liability balance at the beginning of the period as well as points that were issued during the period.
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the three months ended March 31, 2024 and 2023 (in millions):

Balance at December 31, 2023	$1,072
TrueBlue® points redeemed passenger	(160)
TrueBlue® points redeemed other	(7)
TrueBlue® points earned and sold	171
Balance at March 31, 2024	$1,076

Balance at December 31, 2022	$1,000
TrueBlue® points redeemed passenger	(156)
TrueBlue® points redeemed other	—
TrueBlue® points earned and sold	154
Balance at March 31, 2023	$998
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately three years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the three months ended March 31, 2024, we made principal payments of $58 million on our outstanding debt and finance lease obligations.
At March 31, 2024, we had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.4 billion as security under various financing arrangements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2024, scheduled maturities of our long-term debt and finance lease obligations were as follows (in millions):

Year	Total
Remainder of 2024	$265
2025	302
2026	1,044
2027	297
2028	403
Thereafter	2,701
Total	$5,012
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at March 31, 2024 and December 31, 2023 were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	477	483	476	474
2019-1 Series A, due through 2028	149	151	149	150
2019-1 Series B, due through 2027	70	86	70	86
2020-1 Series A, due through 2032	506	606	506	597
2020-1 Series B, due through 2028	117	150	117	150
Non-Public Debt
Fixed rate equipment notes, due through 2028	290	278	322	305
Floating rate equipment notes, due through 2030 (2)	101	106	109	113
Aircraft sale-leaseback transactions, due through 2036	1,962	2,121	1,648	1,738
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	190	259	184
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	104	144	101
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	96	132	93
0.50% convertible senior notes due through 2026	743	671	742	657
Total (3)	$4,992	$5,085	$4,716	$4,691
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
(2) Floating rate debt is equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.
(3) Total excludes finance lease obligations of $20 million at March 31, 2024 and an immaterial amount at December 31, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We have financed certain aircraft with Enhanced Equipment Trust Certificates ("EETCs"). One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity ("VIE"), as defined in Topic 810, Consolidation of the Financial Accounting Standards Board ("FASB") Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust structure is to enhance the creditworthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us, and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.
2024 Sale-Leaseback Transactions
During the three months ended March 31, 2024, we entered into $332 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
Short-term Borrowings
Citibank Line of Credit
On October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the "Facility"), among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto. Borrowings under the Facility bear interest at a variable rate based on SOFR, plus a margin of 2.00% per annum, or another rate (at JetBlue's election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. The Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. On October 17, 2023, JetBlue further amended the Facility to, among other things, extend the maturity date to October 21, 2025.
As of and for the periods ended March 31, 2024 and December 31, 2023, we did not have a balance outstanding or any borrowings under the Facility.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended March 31, 2024 and December 31, 2023, we did not have a balance outstanding or any borrowings under this line of credit.
2022 $3.5 Billion Senior Secured Bridge Facility
JetBlue entered into a Second Amended and Restated Commitment Letter (the "Commitment Letter"), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the "Commitment Parties"), pursuant to which the Commitment Parties committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit Airlines, Inc. ("Spirit") under the Agreement and Plan of Merger (the "Merger Agreement"). The Commitment Letter was terminated on March 4, 2024. Prior to its termination, we did not have a balance outstanding or any borrowings under this facility. Please refer to Note 12 for additional details on the termination of the Merger Agreement.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 3.8 million and 1.6 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
The following table shows how we computed basic and diluted loss per common share for the three months ended March 31, 2024 and 2023 (dollars and share data in millions):

	Three Months Ended March 31,
	2024	2023
Net loss	$(716)	$(192)

Weighted average basic shares	339.7	327.6
Effect of dilutive securities	—	—
Weighted average diluted shares	$339.7	327.6

Loss per common share
Basic	$(2.11)	$(0.58)
Diluted	$(2.11)	$(0.58)
Note 5 - Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan (the "Plan"), covering our U.S. and Puerto Rico crewmembers, where we match 100% of our eligible crewmember's contributions up to 5% of their eligible wages. Employer contributions vest after three years of service and are measured from a crewmember's hire date. Crewmembers are vested immediately in their voluntary contributions.
Certain Federal Aviation Administration ("FAA") licensed crewmembers received a discretionary contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. As of January 2024, the Retirement Advantage program ended and these licensed Crewmembers now receive a discretionary contribution of 8% of eligible compensation, which we refer to as Retirement Non-elective Licensed Crewmember contributions. System Controllers also receive a Company discretionary contribution of 5% of eligible compensation, referred to as Retirement Non-elective Crewmember contributions. The Company’s non-elective contributions vests after three years of service.
Our Pilots receive a non-elective Company contribution of 16% of eligible compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association ("ALPA"), in lieu of the above 401(k) Company matching contribution, Retirement Non-elective, and Retirement Advantage contributions. The Company's non-elective contribution of eligible Pilot compensation vests after three years of service.
Total 401(k) company match and non-elective crewmember contribution expense was $66 million for each of the three months ended March 31, 2024 and 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2024, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, is set forth in the table below (in millions):

Flight equipment commitments
Year	Total
Remainder of 2024	$820
2025	1,165
2026	1,144
2027	1,011
2028	1,529
Thereafter	1,198
Total	$6,867
As of March 31, 2024, our firm aircraft orders included the following aircraft:

Flight equipment deliveries (1)
Year	Airbus A220	Airbus A321neo	Total
Remainder of 2024	15	4	19
2025	20	5	25
2026	20	4	24
2027	5	9	14
2028	7	16	23
Thereafter	4	14	18
Total (2)	71	52	123
(1) The aircraft orders stated above represents the current delivery schedule set forth in our Airbus order book as of March 31, 2024.
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
As of March 31, 2024, we had $59 million in restricted cash assets serving as collateral for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms. We also had a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partner LLC, a private entity that will finance, develop, and operate John F. Kennedy International Airport ("JFK") Terminal 6. The letters of credit are included in restricted cash on the consolidated balance sheets. Additionally, we had $32 million cash pledged primarily related to our workers' compensation insurance policies and other business partner agreements, which will expire according to the terms of the related policies or agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Labor Unions and Non-Unionized Crewmembers
As of March 31, 2024, 52% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 22% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement that have begun initial negotiations in April 2024. Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
ALPA
In January 2023, JetBlue pilots approved a two-year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from pay rate increases of $95 million. This was recorded as an expense within special items in the first quarter of 2023.
TWU
On July 14, 2022, TWU filed a representation application with the National Mediation Board ("NMB") seeking an election among the 35 pilot instructors (called "Flight Instructors"). JetBlue disputed TWU’s application alleging that "Flight Instructors" do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue’s argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations have not yet begun.
Non-Unionized Crewmembers
We enter into individual employment agreements with each of our non-unionized FAA-licensed crewmembers, which include dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.
Legal Matters
Occasionally, we are involved in various claims, lawsuits, regulatory examinations, investigations, and other legal matters involving suppliers, crewmembers, customers, and governmental agencies, arising, for the most part, in the ordinary course of business. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously, and has recorded accruals determined in accordance with GAAP, where appropriate. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our condensed consolidated results of operations, liquidity, or financial condition.
To date, none of these types of litigation matters, most of which are typically covered by insurance, has had a material impact on our operations or financial condition. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by, or in excess of, our insurance coverage could materially adversely affect our condensed consolidated results of operations, liquidity, or financial condition.
As previously disclosed, in July 2020, JetBlue and American Airlines Group Inc. ("American") entered into the Northeast Alliance (the "NEA"), which was designed to optimize our respective networks at JFK Airport, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violated Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA, and shortly thereafter we initiated a wind down of the NEA. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent Injunction, which took effect on August 18, 2023 (the "Final Injunction"). The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs and therefore have an impact on our financial condition and results of operations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from NEA airports from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue believes these lawsuits are without merit and has moved to dismiss the claims.
For information on legal proceedings related to our previously planned acquisition of Spirit, see Note 12.
Note 7 - Fair Value
Under Topic 820, Fair Value Measurement of the FASB Accounting Standards Codification, (the "Codification"), disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$897	$—	$—	$897
Available-for-sale investment securities	—	240	16	256
Aircraft fuel derivatives	—	4	—	4

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$724	$—	$—	$724
Available-for-sale investment securities	—	314	16	330
Aircraft fuel derivatives	—	4	—	4
Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2024 and December 31, 2023.
Cash Equivalents
Our cash equivalents include money market securities and time deposits which are readily convertible into cash, have maturities of three months or less when purchased, and are considered to be highly liquid and easily tradable. The money market securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy and recorded within cash and cash equivalents on our consolidated balance sheets.

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
Aircraft Fuel Derivatives
Our aircraft fuel derivatives include call spread options which are not traded on public exchanges. Their fair values are determined using a market approach based on inputs that are readily available from public markets for commodities and energy trading activities; therefore, they are classified as Level 2 inputs. The data inputs are combined into qualitative models and processes to generate forward curves and volatility related to the specific terms of the underlying hedge contracts. Aircraft fuel derivatives are included in prepaid expenses and other within current assets of our consolidated balance sheets.
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
We do not intend to sell these investment securities. The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$215	$212	$234	$231
Note 8 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than twelve months. Maturities greater than twelve months are recorded within investment securities in the other assets section of our consolidated balance sheets. The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Available-for-sale investment securities
Time deposits	$215	$290
Commercial paper	25	24
Debt securities	16	16
Total available-for-sale investment securities	256	330
Held-to-maturity investment securities
Corporate bonds	215	234
Total held-to-maturity investment securities	215	234
Total investments in debt securities	$471	$564
When sold, we use a specific identification method to determine the cost of the securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.
We did not record any material gains or losses on available-for-sale or held-to-maturity investment securities during the three months ended March 31, 2024 and 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023

Equity method investments (1)	$47	$43
JetBlue Ventures equity investments (2)	79	96
TWA Flight Center (3)	14	14
Total equity investments (4)	$140	$153
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees’ financial results is included in other income on our consolidated statement of operations. We did not record any material gains or losses on our equity method investment securities during the three months ended March 31, 2024 and 2023.
(2) Our wholly owned subsidiary JetBlue Technology Ventures LLC ("JBV") has equity investments are in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three months ended March 31, 2024 and 2023.
(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three months ended March 31, 2024 and 2023.
(4) As of March 31, 2024 and December 31, 2023, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value. Refer to the table below for investment gain (loss) activity during the three months ended March 31, 2024 and 2023 (in millions):

	March 31, 2024	March 31, 2023
JBV Equity Investments
Unrealized loss recognized in gain (loss) on investments, net (1)	$(22)	$—
Equity Securities
Unrealized gain recognized in gain (loss) on investments, net	—	3
(1) The net unrealized loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of March 31, 2024 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Aircraft fuel call option spread agreements
Second quarter 2024	27%
Third quarter 2024	3%
Fourth quarter 2024	5%
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	March 31, 2024	December 31, 2023
Fuel derivatives
Asset fair value recorded in prepaid expenses and other current assets (1)	$4	$4
Longest remaining term (months)	3	3
Hedged volume (barrels, in thousands)	1,827	2,706
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	$—	$(3)
(1) Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

	Three Months Ended March 31,
	2024	2023
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(2)	$1
Hedge gains (losses) on derivatives recognized in comprehensive income	$1	$(5)
Percentage of actual consumption economically hedged	30%	9%
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
There were no offsetting derivative instruments as of March 31, 2024 and December 31, 2023.
Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2024 and 2023 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $0	2	—	2
Change in fair value, net of taxes of $0	1	—	1
Balance of accumulated gain (loss), at March 31, 2024	$—	$(1)	$(1)

Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes $0	(1)	—	(1)
Change in fair value, net of taxes of $(1)	(4)	—	(4)
Balance of accumulated loss, at March 31, 2023	$(4)	$(1)	$(5)

    (1) Reclassified to aircraft fuel expense.
Note 11 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Special items
Spirit-related costs (1)	$532	$17
Voluntary opt-out costs (2)	15	—
Embraer E190 fleet transition costs (3)	15	—
Union contract costs (4)	—	95
Total special items	$562	$112

(1) As a result of the termination of the Merger Agreement in the first quarter of 2024, we wrote off the Spirit prepayment and breakup fee discussed in Note 12. These costs also include consulting, professional, and legal fees. Spirit costs in the first quarter of 2023 primarily relate to consulting, professional and legal fees.
(2) Voluntary opt-out costs relate to severance and benefit costs associated with the Company's opt-out program for eligible

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

crewmembers in the airports, customer support, JetBlue Travel Products and support center workgroups.
(3) Embraer E190 fleet transition costs relate to the early termination of a flight-hour engine services agreement.
(4) Union contract costs primarily relate to pilot ratification payments and adjustments to paid-time-off accruals resulting from pay rate increases. See Note 6 for further discussion.
Note 12 - Termination of Merger Agreement with Spirit
The Merger Agreement
As previously disclosed, on July 28, 2022, JetBlue entered into the Merger Agreement with Spirit and Sundown Acquisition Corp., formerly a Delaware corporation and a direct wholly owned subsidiary of JetBlue ("Merger Sub"), pursuant to which and subject to the terms and conditions therein, Merger Sub would merge with and into Spirit, with Spirit continuing as the surviving corporation (the "Merger").
On March 1, 2024, JetBlue, Spirit and Merger Sub entered into a Termination Agreement (the "Termination Agreement"), pursuant to which the parties agreed to terminate the Merger Agreement, effective immediately, subject to limited exceptions related to JetBlue’s previously agreed indemnification obligations. Pursuant to the Termination Agreement, JetBlue agreed to pay the $69 million breakup fee on March 5, 2024, which was recorded in special items on the consolidated statement of operations. The parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby.
In accordance with the terms of the Merger Agreement, on a monthly basis between January 2023 and February 2024, JetBlue paid to the holders of record of outstanding Spirit shares an amount in cash equal to $0.10 per Spirit share (such amount, the "Additional Prepayment Amount", and each such monthly payment, an "Additional Prepayment"). During the quarter ended March 31, 2024, JetBlue made an aggregate of $22 million in Additional Prepayments to Spirit shareholders resulting in a total prepayment of $425 million. These Additional Prepayments have been written off, in addition to the $25 million reimbursement payment to Spirit in connection with the Frontier transaction costs as a result of the termination of the Merger Agreement. The write off is recorded in special items on the consolidated statement of operations for the period ending March 31, 2024.
In the first quarter of 2024, the Company recorded a valuation allowance of $134 million related to the tax impact of the Spirit transaction costs.
Refer to Note 3 for further detail of the $3.5 billion Senior Secured Bridge Facility commitment to fund the purchase of Spirit, which was terminated concurrently with the termination of the Merger Agreement.
Legal Proceedings Related to the Merger
As previously disclosed, in March 2023, the U.S. Department of Justice, along with the Attorneys General of six states and the District of Columbia, filed suit in the U.S. District Court for the District of Massachusetts against JetBlue and Spirit, seeking a permanent injunction preventing the Merger (the "Government Merger Lawsuit"). The trial commenced on October 31, 2023 and on January 17, 2024, the Court issued its Final Judgment and Order granting the plaintiffs' request for a permanent injunction of the Merger. On January 19, 2024, JetBlue and Spirit filed a Notice of Appeal with respect to the January 17, 2024 Final Judgment and Order and the Court’s corresponding January 16, 2024 Findings of Facts and Conclusion of Law, which the parties then moved to dismiss following their entrance into the Termination Agreement. On March 5, 2024, the Court approved JetBlue and Spirit's voluntary dismissal of the appeal.
As also previously disclosed, on November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the "Private Merger Lawsuit"). On March 29, 2023, the Private Merger Lawsuit was transferred to the U.S. District Court for the District of Massachusetts. The trial in the Private Merger Lawsuit was stayed pending resolution of the Government Merger Lawsuit. Following the execution of the Termination Agreement, JetBlue and Spirit moved to dismiss all proceedings related to the Private Merger Lawsuit in the U.S. District Court for the District of Massachusetts and The United States Court of Appeals for the First Circuit. The motions to dismiss remain pending at this time.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this Report should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and related notes included in our 2023 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K and in Part II, Item 1A "Risk Factors" and other parts of this Report.
OVERVIEW
First Quarter 2024 Results
In the first quarter of 2024, we experienced improved operational reliability and healthy peak demand. Despite industry cost pressures, we continue to execute on our controllable cost initiatives.
Our first quarter highlights include as follows:
•First quarter 2024 system capacity decreased by 2.7% compared to the first quarter of 2023.
•Revenue for the first quarter of 2024 decreased by $119 million year-over-year to $2.2 billion, a 5.1% decrease compared to the first quarter of 2023.
•Operating expense for the first quarter of 2024 increased by 14.0% year-over-year to $2.9 billion.
•Operating expense, excluding special items for the first quarter of 2024 decreased 3.7%(1) year-over-year.
•Operating expense per available seat mile ("CASM") for the first quarter of 2024 increased by 17.1% year-over-year to 17.95 cents compared to the first quarter of 2023.
•Our operating expense for the first quarter of 2024 and 2023 included the effects of special items. Excluding aircraft fuel, special items, and operating expenses related to our non-airline businesses, our operating expense (1) increased by 4.2% to $1.7 billion year-over-year.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel")(1) increased by 7.1% to 10.57 cents in the first quarter of 2024 compared to the first quarter of 2023.
•For the first quarter of 2024 and 2023, our reported loss per share was $2.11 and $0.58, respectively. Excluding special items, our adjusted loss per share (1) for the first quarter of 2024 and 2023 was $0.43 and $0.34, respectively.
Recent Developments
Network
During the quarter, we expanded our presence in the transatlantic market with new seasonal service to Dublin, Ireland from New York and Boston, and launched daily nonstop service to Paris Charles de Gaulle Airport from Boston. We also began service to Tallahassee, Florida.
We announced we will be moving a number of routes and markets from daily service to seasonal service to free up aircraft for increased frequency and relevance in markets that are more profitable. We have actioned to leave Baltimore, Maryland; Bogota, Colombia; Burlington, Vermont; Kansas City, Missouri; Lima, Peru; Newburgh, New York; and Quito, Ecuador, to better utilize our aircraft in other markets.
Customer Experience
We announced new and improved signature perks for Mosaic program members, including dedicated phone support, greater access to the Mint cabin, and the ability to gift Mosaic 1 status, further expanding the ways our most loyal customers can be awarded.
We announced new Mint® product offerings expected to launch in Spring 2024, including new amenity partners, menu changes and entertainment options.
We launched preferred seating on select routes, giving customers more options to choose the seat that best aligns with their preferences.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of Raytheon Technologies, announced the requirement, mandated by the Federal Aviation Administration ("FAA"), for removal of certain engines for inspection due to contaminated powdered metal used in high-pressure turbine disks on the V2500, PW1100G, and PW1500G engine types. These engines power our Airbus A320, Airbus A220 and Airbus A321neo fleets. The contaminated powdered metal affects engines manufactured between October 2015 and September 2021. Engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As of March 31, 2024, we had nine aircraft grounded for required inspection. The Company currently expects each removed engine to take up to 360 days to complete a shop visit and return to a serviceable condition and expects an average of 11 aircraft out of service throughout the year.
In 2023, we reached a confidential settlement agreement with Pratt & Whitney, which was intended to address damages incurred by us in 2023 due to the grounding of the affected engines. Into 2024 and beyond, we expect to have a certain number of engines grounded and, therefore, will continue to assess the resulting impact on our future capacity plans. We are currently working with Pratt & Whitney on compensation arrangements.
While we are working with Pratt & Whitney to secure additional compensation, the full impact of the removal and any potential remediation steps remains uncertain. The engine groundings, including but not limited to a reduction in capacity, could adversely impact our operations and financial results.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 vs. 2023
Overview
We reported a net loss of $716 million, operating loss of $719 million and an operating margin of (32.6)% for the three months ended March 31, 2024. This compares to net loss of $192 million, an operating loss of $242 million and an operating margin of (10.4)% for the three months ended March 31, 2023. Our loss per share was $2.11 for the first quarter of 2024 compared to a loss per share of $0.58 for the same period in 2023. Net loss increased $524 million year-over-year primarily due to the write off of Spirit-related costs as a result of the termination of the Merger Agreement discussed in Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Report.
Our reported results for the three months ended March 31, 2024 included the effects of special items. Adjusting for these one-time items, our adjusted net loss (1) was $145 million, adjusted operating loss (1) was $157 million, adjusted operating margin (1) was (7.1)%, and adjusted loss per share (1) was $0.43 for the three months ended March 31, 2024.
Our reported results for the three months ended March 31, 2023 included the effects of special items. Adjusting for these one-time items, our adjusted net loss (1) was $111 million, adjusted operating loss (1) was $130 million, adjusted operating margin (1) was (5.6)%, and adjusted loss per share (1) was $0.34 for the three months ended March 31, 2023.
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the first quarter of 2024, our systemwide on-time performance was 70.9% compared to 70.4% for the same period in 2023. Our completion factor decreased to 98.7% in the first quarter of 2024 from 98.8% in the same period in 2023.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2024	2023	$	%
Passenger revenue	$2,055	$2,182	$(127)	(5.8)%
Other revenue	154	146	8	5.5%
Total operating revenues	$2,209	$2,328	$(119)	(5.1)%

Average fare	$214.39	$214.07	$0.32	0.1%
Yield per passenger mile (cents)	15.80	16.31	(0.51)	(3.1)
Passenger revenue per ASM (cents)	12.60	13.01	(0.41)	(3.2)
Operating revenue per ASM (cents)	13.54	13.88	(0.34)	(2.5)
Average stage length (miles)	1,279	1,199	80	6.7
Revenue passengers (thousands)	9,584	10,192	(608)	(6.0)
Revenue passenger miles (millions)	13,002	13,375	(373)	(2.8)
Available seat miles (ASMs) (millions)	16,313	16,769	(456)	(2.7)
Load factor	79.7%	79.8%		(0.1)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $127 million, or 5.8%, for the three months ended March 31, 2024, compared to the same period in 2023, was due to both a 6.0% decrease in revenue passengers and a 3.1% decrease in yield per passenger mile.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue.
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2024	2023	$	%	2024	2023	% Change
Aircraft fuel	$625	$785	$(160)	(20.4)%	3.84	4.68	(18.1)%
Salaries, wages and benefits	823	741	82	11.0	5.04	4.42	14.1
Landing fees and other rents	165	160	5	3.1	1.01	0.95	5.9
Depreciation and amortization	158	151	7	4.6	0.97	0.90	7.6
Aircraft rent	27	32	(5)	(16.1)	0.16	0.19	(13.8)
Sales and marketing	77	76	1	1.7	0.47	0.45	4.6
Maintenance, materials, and repairs	132	176	(44)	(24.2)	0.81	1.04	(22.1)
Special items	562	112	450	NM (2)	3.44	0.68	NM
Other operating expenses	359	337	22	6.3	2.21	2.01	9.3
Total operating expenses	$2,928	$2,570	$358	14.0%	17.95	15.32	17.1%

Total operating expenses excluding special items (1)	$2,366	$2,458	$(92)	(3.7)%	14.51	14.64	(1.0)%
(2) Not meaningful or greater than 100% change.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft Fuel
Aircraft fuel decreased by $160 million, or 20.4%, for the three months ended March 31, 2024 compared to the same period in 2023. Over the same period, the average fuel price decreased by 17.3% to $2.97 per gallon and fuel consumption decreased by 3.8%, or 9 million gallons.
Salaries, Wages and Benefits
Salaries, wages and benefits increased $82 million, or 11.0%, for the three months ended March 31, 2024 compared to the same period in 2023 driven by wage rate increases. The wage rate increase was primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14% and an additional 3% pay rate increase effective August 2023.
Aircraft Rent
Aircraft rent decreased $5 million, or 16.1%, in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to fewer leases for Airbus A320 aircraft and Embraer E190 aircraft.
Maintenance, Materials, and Repairs
Maintenance, materials, and repairs decreased $44 million, or 24.2%, for the three months ended March 31, 2024 compared to the same period in 2023 due to timing and the type of maintenance events that occurred during the period.
Other Operating Expenses
Other operating expenses consist of the following categories: outside services, airport expenses (including expenses related to ground handling, skycap, security, and catering services), personnel expenses, professional and legal fees, onboard supplies, shop and office supplies, bad debts, communication costs and taxes other than payroll and fuel taxes.
Other operating expenses increased $22 million, or 6.3%, for the three months ended March 31, 2024 compared to the same period in 2023 due in part to information technology service costs, outside services, and personnel expenses.
Special Items
For the three months ended March 31, 2024, special items included the following:
•$532 million relating to Spirit-related costs;
•$15 million relating to voluntary opt-out costs; and
•$15 million relating to Embraer E190 fleet transition costs.
For the three months ended March 31, 2023, special items included the following:
•$95 million relating to union contract costs; and
•$17 million relating to Spirit-related costs.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2024	2023	%
Operational Statistics
Revenue passengers (thousands)	9,584	10,192	(6.0)
Revenue passenger miles (RPMs) (millions)	13,002	13,375	(2.8)
Available seat miles (ASMs) (millions)	16,313	16,769	(2.7)
Load factor	79.7%	79.8%	(0.1)	pts
Aircraft utilization (hours per day)	10.2	11.1	(8.1)

Average fare	$214.39	$214.07	0.1
Yield per passenger mile (cents)	15.80	16.31	(3.1)
Passenger revenue per ASM (cents)	12.60	13.01	(3.2)
Operating revenue per ASM (cents)	13.54	13.88	(2.5)
Operating expense per ASM (cents)	17.95	15.32	17.1
Operating expense per ASM, excluding fuel (1) (cents)	10.57	9.87	7.1

Departures	79,700	87,481	(8.9)
Average stage length (miles)	1,279	1,199	6.7
Average number of operating aircraft during period	285	278	2.5
Average fuel cost per gallon	$2.97	$3.59	(17.3)
Fuel gallons consumed (millions)	210	219	(3.8)
Average number of full-time equivalent crewmembers	20,222	20,536	(1.5)
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. For example, air traffic controller shortages in the Northeast and Florida continue to cause disruptions in the industry, resulting in the FAA waiving the minimum usage requirement and permitting us to voluntarily turn in up to 10% of our slots in the New York area to help protect our operations. Even with the flight cutbacks, we experienced and continue to expect challenges in the operating environment. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft, as our fleet ages, and as we expand the frequency of flights in existing markets as well as enter into new markets.
Operational challenges impacted our business in the first quarter of 2024. These challenges include disruptions in our supply chains and those of our business partners, leading to aircraft delivery delays. Additionally, reliability challenges with some of our aircraft engines using new technology have led to grounded aircraft events. These challenges have resulted - and are expected to continue to result - in flight delays and cancellations.
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
At March 31, 2024, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of approximately $1.7 billion, which we believe will be sufficient to satisfy our liquidity needs for at least the next twelve months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $204 million and $405 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating cash flow is driven by the change in working capital and Spirit merger termination.
Investing Activities
During the three months ended March 31, 2024, flight equipment capital expenditures included $386 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $20 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $21 million. Investing activities for the current year period also included $93 million in net proceeds from investment securities, $39 million in pre-delivery deposit payments for future aircraft deliveries and $22 million in Spirit shareholder payments.
During the three months ended March 31, 2023, flight equipment capital expenditures included $131 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $10 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $31 million. Investing activities also included $165 million in net proceeds from investment securities and $33 million in Spirit shareholder payments.
Financing Activities
Financing activities for the three months ended March 31, 2024 primarily consisted of proceeds from sale-leaseback transactions of $332 million partially offset by $58 million in payments on our outstanding debt and finance lease obligations.
Financing activities for the three months ended March 31, 2023 primarily consisted of proceeds from a sale-leaseback transaction of $38 million, offset by $109 million in payments on our outstanding debt and finance lease obligations.
Working Capital
We had a working capital deficit of $1.9 billion and $1.5 billion at March 31, 2024 and December 31, 2023, respectively. Our working capital deficit increased by $390 million due to several factors, including an increase in air traffic liability and other accrued liabilities.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Our material cash requirements for known contractual and other obligations as of March 31, 2024 includes the following (in millions):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance lease obligations (1)	$442	$507	$1,238	$474	$561	$3,193	$6,415
Operating lease obligations	118	116	92	86	74	365	851
Flight equipment purchase obligations (2)	820	1,165	1,144	1,011	1,529	1,198	6,867
Other obligations (3)	253	330	324	334	404	—	1,645
Total	$1,633	$2,118	$2,798	$1,905	$2,568	$4,756	$15,778
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after March 31, 2024.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on March 31, 2024 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of March 31, 2024.
(3) Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
As of March 31, 2024, we are in compliance with the covenants of our debt and lease agreements. We have approximately $59 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 61% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.
As of March 31, 2024, our operating fleet consisted of (1):

Aircraft Type	Aircraft Count
Airbus A220	29
Airbus A320	11
Airbus A320 Restyled	119
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint®	8
Airbus A321neoLR with Mint®	9
Embraer E190 (2)	32
Total	287
(1) This table includes aircraft that have been temporarily removed from service, but are expected to return to operation in the future.
(2) Embraer E190 excludes 10 permanently parked owned aircraft and 6 parked aircraft awaiting lease return.
Of our fleet, 244 are owned by us, 43 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of March 31, 2024, the average age of our operating fleet was 12.2 years.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our committed future aircraft deliveries as of March 31, 2024 are as follows (1):

Year	Airbus A220	Airbus A321neo	Total
Remainder of 2024	15	4	19
2025	20	5	25
2026	20	4	24
2027	5	9	14
2028	7	16	23
Thereafter	4	14	18
Total (2)	71	52	123
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) In addition, we have options to purchase an additional 20 A220-300 aircraft.
Committed expenditures for our aircraft and spare engines include estimated amounts for contractual price escalations and pre-delivery deposits. We expect to meet our pre-delivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits generally required six to 24 months prior to delivery. Any pre-delivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
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
Off-Balance Sheet Arrangements
There have been no material changes to off-balance sheet arrangements from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Off Balance Sheet Arrangements included in our 2023 Form 10-K.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2023 Form 10-K.

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
Operating Expenses, excluding Fuel, Other Non-Airline Operating Expenses, and Special Items ("Operating Expenses ex-fuel") and Operating Expense ex-fuel per Available Seat Mile ex-fuel ("CASM ex-fuel")
Operating Expense per Available Seat Mile ("CASM") is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel, operating expenses related to other non-airline businesses, such as JetBlue Ventures and JetBlue Travel Products, and special items from total operating expenses to determine Operating Expenses ex-fuel, which is a non-GAAP financial measure, and we exclude the same items from CASM to determine CASM ex-fuel, which is also a non-GAAP financial measure. We believe the impact of these special items distorts our overall trends and that our metrics are more comparable with the presentation of our results excluding such impact.
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
For the three months ended March 31, 2024, special items included Spirit-related costs, voluntary opt-out costs, and Embraer E190 fleet transition costs. Please refer to Note 11 in our condensed consolidated financial statements included in Part 1, Item 1 of this Report.
For the three months ended March 31, 2023, special items included union contract costs and Spirit-related costs.
The table below provides a reconciliation of our total operating expenses ("GAAP measure") to Operating Expenses ex-fuel, and our CASM to CASM ex-fuel for the periods presented.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Three Months Ended March 31,
	Three Months Ended March 31,			Cents per ASM
($ in millions; per ASM data in cents; percent changes based on unrounded numbers)	2024	2023	Percent Change	2024	2023	Percent Change
Total operating expenses	$2,928	$2,570	14.0	17.95	15.32	17.1
Less:
Aircraft fuel	625	785	(20.4)	3.84	4.68	(18.1)
Other non-airline expenses	17	18	(4.4)	0.10	0.09	(1.8)
Special items	562	112	NM (1)	3.44	0.68	NM
Operating expenses, excluding fuel	$1,724	$1,655	4.2	10.57	9.87	7.1
(1) Not meaningful or greater than 100% change.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expense, Operating Loss, Adjusted Operating Margin, Pre-tax Loss, Adjusted Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items and Gain (Loss) on Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For the three months ended March 31, 2024, special items included Spirit-related costs, voluntary opt-out costs, and Embraer E190 fleet transition costs. Please refer to Note 11 in our condensed consolidated financial statements included in Part 1, Item 1 of this Report.
For the three months ended March 31, 2023, special items included union contract costs and Spirit-related costs.
Certain net gains and losses on our investments were also excluded from our March 31, 2024 and 2023 non-GAAP     results.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, ADJUSTED OPERATING MARGIN, PRE-TAX LOSS, ADJUSTED PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN (LOSS) ON INVESTMENTS

	Three Months Ended March 31,
(in millions except percentages)	2024	2023
Total operating revenues	$2,209	$2,328

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,928	$2,570
Less: Special items	562	112
Total operating expenses excluding special items	$2,366	$2,458
Percent change	(3.7)%

RECONCILIATION OF OPERATING LOSS
Operating loss	$(719)	$(242)
Add back: Special items	562	112
Operating loss excluding special items	$(157)	$(130)

RECONCILIATION OF ADJUSTED OPERATING MARGIN
Operating margin	(32.6)%	(10.4)%

Operating loss excluding special items	$(157)	$(130)
Total operating revenues	2,209	2,328
Adjusted operating margin	(7.1)%	(5.6)%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(767)	$(266)
Add back: Special items	562	112
Less: Gain (loss) on investments, net	(22)	3
Loss before income taxes excluding special items and gain (loss) on investments, net	$(183)	$(157)

RECONCILIATION OF ADJUSTED PRE-TAX MARGIN
Pre-tax margin	(34.7)%	(11.4)%

Loss before income taxes excluding special items	$(183)	$(157)
Total operating revenues	2,209	2,328
Adjusted pre-tax margin	(8.3)%	(6.8)%

RECONCILIATION OF NET LOSS
Net loss	$(716)	$(192)
Add back: Special items	562	112
Less: Income tax benefit related to special items	7	29
Less: Gain (loss) on investments, net	(22)	3
Less: Income tax benefit (expense) related to gain (loss) on investments, net	6	(1)
Net loss excluding special items and gain (loss) on investments, net	$(145)	$(111)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, ADJUSTED OPERATING MARGIN, PRE-TAX LOSS, ADJUSTED PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN (LOSS) ON INVESTMENTS (CONTINUED)

	Three Months Ended March 31,
CALCULATION OF LOSS PER SHARE	2024	2023
Loss per common share
Basic	$(2.11)	$(0.58)
Add back: Special items	1.65	0.34
Less: Income tax benefit related to special items	0.02	0.09
Less: Gain (loss) on investments, net	(0.06)	0.01
Less: Income tax benefit related to gain (loss) on investments, net	0.01	—
Basic excluding special items and gain (loss) on investments, net	$(0.43)	$(0.34)

Diluted	$(2.11)	$(0.58)
Add back: Special items	1.65	0.34
Less: Income tax benefit related to special items	0.02	0.09
Less: Gain (loss) on investments, net	(0.06)	0.01
Less: Income tax benefit related to gain (loss) on investments, net	0.01	—
Diluted excluding special items and gain (loss) on investments, net	$(0.43)	$(0.34)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2023 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2024 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $262 million. As of March 31, 2024, we have hedged approximately 27% of our projected fuel requirement for the second quarter of 2024, 3% for the third quarter of 2024, and 5% for the fourth quarter of 2024.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $4.6 billion of our debt and finance lease obligations, with the remaining $395 million having floating interest rates. As of March 31, 2024, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $4 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2024 than they were during 2023, our interest income from cash and investment balances would decrease by approximately $7 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2023 Form 10-K includes a discussion of our risk factors which are incorporated herein. For information on the termination of our planned merger with Spirit, refer to Note 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Report. There have been no other material changes from the risk factors associated with our business previously disclosed in our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1
Transition Agreement and General Release, dated February 11, 2024, between JetBlue Airways Corporation and Robin N. Hayes (incorporated by reference to Exhibit 10.11(e) to our Annual Report on Form 10-K for the year ended December 31, 2023).

10.2	Offer Letter between JetBlue Airways Corporation and Martin St. George, dated February 6, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2024).
10.3
Employment Agreement, dated as of February 11, 2024, by and between JetBlue Airways Corporation and Joanna Geraghty (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated February 14, 2024).

10.4
Director Appointment and Nomination Agreement, dated February 16, 2024, by and among the Icahn Group and JetBlue (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2024).

10.5
Termination Agreement, dated March 1, 2024, by and among JetBlue Airways Corporation, Sundown Acquisition Corp., and Spirit Airlines, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 4, 2024).

10.6*^§	Amendment No. 17 to the A320 Family Aircraft Purchase Agreement, dated as of October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
^	Information in this exhibit identified by brackets is confidential and has been excluded because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.
§	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 25, 2024	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)