Form 10-Q
period 2024-06-30
JETBLUE AIRWAYS CORP
filed 2024-07-30
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2024, there were 346,833,127 shares outstanding of the registrant’s common stock, par value $0.01.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,312	$1,166
Investment securities	184	401
Receivables, less allowance (2024 - $8; 2023 - $3)	336	336
Inventories, less allowance (2024 - $39; 2023 - $35)	130	109
Prepaid expenses and other	122	148
Total current assets	2,084	2,160
PROPERTY AND EQUIPMENT
Flight equipment	13,533	12,796
Pre-delivery deposits for flight equipment	360	393
Total flight equipment and pre-delivery deposits, gross	13,893	13,189
Less accumulated depreciation	4,065	4,021
Total flight equipment and pre-delivery deposits, net	9,828	9,168
Other property and equipment, gross	1,307	1,310
Less accumulated depreciation	839	803
Total other property and equipment, net	468	507
Total property and equipment, net	10,296	9,675
OPERATING LEASE ASSETS	571	593
OTHER ASSETS
Investment securities	104	163
Restricted cash	134	151
Intangible assets, net of accumulated amortization (2024 - $552; 2023 - $518)	388	349
Other	416	762
Total other assets	1,042	1,425
TOTAL ASSETS	$13,993	$13,853

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$660	$641
Air traffic liability	1,614	1,463
Accrued salaries, wages and benefits	586	591
Other accrued liabilities	577	509
Current operating lease liabilities	103	117
Current maturities of long-term debt and finance lease obligations	354	307
Total current liabilities	3,894	3,628
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	5,016	4,409
LONG-TERM OPERATING LEASE LIABILITIES	532	547
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	694	743
Air traffic liability - non-current	740	740
Other	420	449
Total deferred taxes and other liabilities	1,854	1,932
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 507 and 499 shares issued and 347 and 339 shares outstanding at June 30, 2024 and December 31, 2023, respectively	5	5
Treasury stock, at cost; 160 and 159 shares at June 30, 2024 and December 31, 2023, respectively	(2,004)	(1,999)
Additional paid-in capital	3,274	3,221
Retained earnings	1,423	2,114
Accumulated other comprehensive loss	(1)	(4)
Total stockholders’ equity	2,697	3,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,993	$13,853

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES
Passenger	$2,265	$2,460	$4,319	$4,641
Other	163	150	318	296
Total operating revenues	2,428	2,610	4,637	4,937
OPERATING EXPENSES
Aircraft fuel	626	621	1,251	1,406
Salaries, wages and benefits	784	772	1,607	1,514
Landing fees and other rents	177	163	341	323
Depreciation and amortization	163	155	322	306
Aircraft rent	25	34	52	66
Sales and marketing	87	82	164	157
Maintenance, materials and repairs	150	170	283	345
Special items	1	24	563	136
Other operating expenses	358	354	717	691
Total operating expenses	2,371	2,375	5,300	4,944
OPERATING INCOME (LOSS)	57	235	(663)	(7)
OTHER INCOME (EXPENSE)
Interest expense	(63)	(47)	(115)	(93)
Interest income	18	18	37	30
Capitalized interest	4	5	8	10
Gain (loss) on investments, net	(2)	4	(23)	7
Other	17	1	20	3
Total other expense	(26)	(19)	(73)	(43)
INCOME (LOSS) BEFORE INCOME TAXES	31	216	(736)	(50)
Income tax benefit (expense)	(6)	(78)	45	(4)
NET INCOME (LOSS)	$25	$138	$(691)	$(54)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.07	$0.41	$(2.02)	$(0.16)
Diluted	$0.07	$0.41	$(2.02)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,
	2024	2023
NET INCOME	$25	$138
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $1 and $(1) in 2024 and 2023, respectively.	—	(1)
Total other comprehensive income (loss)	—	(1)
COMPREHENSIVE INCOME	$25	$137

	Six Months Ended June 30,
	2024	2023
NET LOSS	$(691)	$(54)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $1 and $(2) in 2024 and 2023, respectively.	3	(6)
Total other comprehensive income (loss)	3	(6)
COMPREHENSIVE LOSS	$(688)	$(60)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(691)	$(54)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(49)	4
Depreciation and amortization	322	306
Spirit special items, non-cash	450	—
Stock-based compensation	21	22
Changes in certain operating assets and liabilities	134	386
Other, net	3	(1)
Net cash provided by operating activities	190	663
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(854)	(439)
Pre-delivery deposits for flight equipment	(63)	(18)
Purchase of held-to-maturity investments	—	(37)
Proceeds from the maturities of held-to-maturity investments	36	7
Purchase of available-for-sale securities	(1)	(155)
Proceeds from the sale of available-for-sale securities	242	333
Payment for Spirit Airlines acquisition	(22)	(66)
Other, net	(6)	—
Net cash used in investing activities	(668)	(375)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	281	78
Proceeds from sale-leaseback transactions	470	228
Proceeds from issuance of common stock	31	31
Repayment of long-term debt and finance lease obligations	(166)	(200)
Acquisition of treasury stock	(5)	(3)
Other, net	(4)	—
Net cash provided by financing activities	607	134
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	129	422
Cash, cash equivalents and restricted cash at beginning of period	1,317	1,188
Cash, cash equivalents and restricted cash at end of period (1)	$1,446	$1,610

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$(84)	$(32)
Cash proceeds (payments) for income taxes, net	(4)	52

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$32	$14
Flight equipment acquired under finance leases	71	—

(1) Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets.

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$1,312	$1,462
Restricted cash (2)	134	148
Total cash, cash equivalents and restricted cash	$1,446	$1,610
(2) Restricted cash primarily consists of funds held in escrow for estimated workers' compensation obligations and other letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	500	$5	160	$(2,002)	$3,233	$1,398	$(1)	$2,633
Net income	—	—	—	—	—	25	—	25
Vesting of restricted stock units	1	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	9	—	—	9
Stock issued under crewmember stock purchase plan	6	—	—	—	32	—	—	32
Balance at June 30, 2024	507	$5	160	$(2,004)	$3,274	$1,423	$(1)	$2,697

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2023	487	$5	159	$(1,998)	$3,139	$2,232	$(5)	$3,373
Net income	—	—	—	—	—	138	—	138
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Vesting of restricted stock units	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	12	—	—	12
Stock issued under crewmember stock purchase plan	5	—	—	—	32	—	—	32
Balance at June 30, 2023	492	$5	159	$(1,998)	$3,183	$2,370	$(6)	$3,554

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(691)	—	(691)
Other comprehensive income	—	—	—	—	—	—	3	3
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	21	—	—	21
Stock issued under crewmember stock purchase plan	6	—	—	—	32	—	—	32
Balance at June 30, 2024	507	$5	160	$(2,004)	$3,274	$1,423	$(1)	$2,697

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(54)	—	(54)
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)
Vesting of restricted stock units	1	—	—	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	22	—	—	22
Stock issued under crewmember stock purchase plan	5	—	—	—	32	—	—	32
Balance at June 30, 2023	492	$5	159	$(1,998)	$3,183	$2,370	$(6)	$3,554
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
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Passenger revenue
Passenger travel	$2,085	$2,289	$3,972	$4,315
Loyalty revenue - air transportation	180	171	347	326
Other revenue
Loyalty revenue	114	104	221	204
Other revenue	49	46	97	92
Total operating revenue	$2,428	$2,610	$4,637	$4,937
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	June 30, 2024	December 31, 2023
Air traffic liability - passenger travel	$1,248	$1,099
Air traffic liability - loyalty program (air transportation)	1,072	1,072
Deferred revenue (1)	452	487
Total	$2,772	$2,658

(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
We recognized passenger revenue of $1.1 billion for each of the six months ended June 30, 2024 and 2023, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the six months ended June 30, 2024 and 2023 (in millions):

Balance at December 31, 2023	$1,072
TrueBlue® points redeemed passenger	(347)
TrueBlue® points redeemed other	(14)
TrueBlue® points earned and sold	361
Balance at June 30, 2024	$1,072

Balance at December 31, 2022	$1,000
TrueBlue® points redeemed passenger	(327)
TrueBlue® points redeemed other	(10)
TrueBlue® points earned and sold	327
Balance at June 30, 2023	$990
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately three years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the six months ended June 30, 2024, we made principal payments of $166 million on our outstanding debt and finance lease obligations.
At June 30, 2024, we had pledged aircraft, engines, other equipment, and facilities with a net book value of $6.8 billion as security under various financing arrangements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At June 30, 2024, scheduled maturities of our long-term debt and finance lease obligations were as follows (in millions):

Year	Total
Remainder of 2024	$173
2025	333
2026	1,080
2027	335
2028	436
Thereafter	3,013
Total	$5,370
The carrying amounts and estimated fair values of our long-term debt, net of debt acquisition costs, at June 30, 2024 and December 31, 2023 were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	463	474	476	474
2019-1 Series A, due through 2028	144	148	149	150
2019-1 Series B, due through 2027	63	78	70	86
2020-1 Series A, due through 2032	485	587	506	597
2020-1 Series B, due through 2028	108	138	117	150
Non-Public Debt
Fixed rate equipment notes, due through 2028	267	258	322	305
Floating rate equipment notes, due through 2036 (2)	375	435	109	113
Aircraft sale-leaseback transactions, due through 2036	2,075	2,274	1,648	1,738
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	194	259	184
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	107	144	101
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	98	132	93
0.50% convertible senior notes due through 2026	744	682	742	657
Total (3)	$5,301	$5,516	$4,716	$4,691
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
(2) Debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.
(3) Total excludes finance lease obligations of $69 million at June 30, 2024 and an immaterial amount at December 31, 2023.

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
2024 Floating Rate Equipment Notes
In May 2024, JetBlue entered into an agreement to finance certain aircraft for an aggregate principal amount of $281 million, bearing interest at a floating rate of SOFR plus a margin. Debt incurred matures on an aircraft-by-aircraft basis from December 2027 to June 2036, with principal and interest payable quarterly in arrears.
2024 Sale-Leaseback Transactions
During the six months ended June 30, 2024, we entered into $470 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
Short-term Borrowings
Citibank Line of Credit
As previously disclosed, on October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the "Facility"), among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto.
On July 29, 2024, the Company entered into the Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement, which modifies the Facility to, among other things, (i) extend the final maturity of the Facility to October 21, 2029; provided that if the Company’s convertible senior notes due 2026 are not extended, refinanced or paid off, subject to a specified minimum outstanding principal amount thereof, then the Facility expiration will be automatically shortened to December 31, 2025; (ii) adjust the margin and the minimum liquidity requirements of the Company; (iii) replace the sustainability adjustment mechanism; (iv) allow for certain additions of eligible collateral; and (v) remove provisions relating to the terminated merger agreement with Spirit Airlines, Inc.
As of and for the periods ended June 30, 2024 and December 31, 2023, we did not have a balance outstanding or any borrowings under the Facility.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended June 30, 2024 and December 31, 2023, we did not have a balance outstanding or any borrowings under this line of credit.
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
Note 4 - Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted method. There were no anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts for the three months ended June 30, 2024 and June 30, 2023, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted earnings (loss) per share amounts were 3.6 million and 1.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
The following table shows how we computed earnings (loss) per common share for the three and six months ended June 30, 2024 and 2023 (dollars and share data in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$25	$138	$(691)	$(54)

Weighted average basic shares	345.1	331.9	342.7	330.0
Effect of dilutive securities	3.8	1.7	—	—
Weighted average diluted shares	$348.9	$333.6	$342.7	$330.0

Earnings (loss) per common share
Basic	$0.07	$0.41	$(2.02)	$(0.16)
Diluted	$0.07	$0.41	$(2.02)	$(0.16)
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
Total 401(k) company match and non-elective crewmember contribution expense for the three months ended June 30, 2024 and 2023 was $61 million and $72 million, respectively and for the six months ended June 30, 2024 and 2023 was $127 million and $138 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Commitments and Contingencies
Flight Equipment Commitments
Our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments (1)
Year	Total
Remainder of 2024	$483
2025	982
2026	716
2027	192
2028	262
Thereafter	3,910
Total	$6,545
(1) On July 26, 2024, JetBlue and Airbus S.A.S. ("Airbus") entered into an amended delivery schedule pursuant to which we agreed to defer 44 Airbus A321neo aircraft originally scheduled for delivery from 2025 through 2029 to revised delivery dates of 2030 and beyond. The table above and the Firm Aircraft Orders table below reflect our aircraft purchase commitments after giving effect to this revised delivery schedule.
Our firm aircraft orders include the following aircraft:

Firm Aircraft Orders (1)
Year	Airbus A220	Airbus A321neo	Total
Remainder of 2024	12	1	13
2025	20	4	24
2026	20	—	20
2027	5	—	5
2028	7	—	7
Thereafter	4	44	48
Total (2)	68	49	117
(1) Refer to the Flight Equipment Commitments table above for additional information on the amended Airbus delivery schedule.
(2) In addition, we have options to purchase 20 A220-300 aircraft between 2027 and 2028.
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
As of June 30, 2024, we had $57 million in restricted cash assets serving as collateral for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms. We also had a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partner LLC, a private entity that will finance, develop, and operate John F. Kennedy International Airport ("JFK") Terminal 6. The letters of credit are included in restricted cash on the consolidated balance sheets. Additionally, we had $9 million cash pledged primarily related to other business partner agreements, which will expire according to the terms of the related agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Labor Unions and Non-Unionized Crewmembers
As of June 30, 2024, 51% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 22% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Negotiations for an amended CBA began in May 2024. Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
ALPA
In January 2023, JetBlue pilots ratified a two-year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from the pay rate increases of $95 million. This expense is included within special items.
TWU
On July 14, 2022, TWU filed a representation application with the National Mediation Board ("NMB") seeking an election among the 35 pilot instructors (called "Flight Instructors"). JetBlue disputed TWU’s application alleging that "Flight Instructors" do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue’s argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations for an initial CBA began in April 2024.
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$995	$—	$—	$995
Available-for-sale investment securities	—	74	16	90
Aircraft fuel derivatives	—	3	—	3

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$724	$—	$—	$724
Available-for-sale investment securities	—	314	16	330
Aircraft fuel derivatives	—	4	—	4
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2024 and December 31, 2023.
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
We do not intend to sell these investment securities. The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$198	$195	$234	$231
Note 8 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than twelve months. Maturities greater than twelve months are recorded within investment securities in the other assets section of our consolidated balance sheets. The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Available-for-sale investment securities
Time deposits	$55	$290
Commercial paper	19	24
Debt securities	16	16
Total available-for-sale investment securities	90	330
Held-to-maturity investment securities
Corporate bonds	198	234
Total held-to-maturity investment securities	198	234
Total investments in debt securities	$288	$564
When sold, we use a specific identification method to determine the cost of the securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.
We did not record any material gains or losses on available-for-sale or held-to-maturity investment securities during the three or six months ended June 30, 2024 and 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023

Equity method investments (1)	$64	$43
JetBlue Ventures equity investments (2)	80	96
TWA Flight Center (3)	13	14
Total equity investments (4)	$157	$153
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees’ financial results is included in other income on our consolidated statement of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures LLC ("JBV") has equity investments are in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three or six months ended June 30, 2024 and 2023.
(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three or six months ended June 30, 2024 and 2023.
(4) As of June 30, 2024 and December 31, 2023, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value. Refer to the table below for investment gain (loss) activity during the three or six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
JBV Equity Investments
Realized loss recognized in gain (loss) on investments, net	$(2)	$—	$(2)	$—
Unrealized loss recognized in gain (loss) on investments, net (1)	—	—	(21)	—
Equity Securities
Realized gain recognized in gain (loss) on investments, net		4		4
Unrealized gain recognized in gain (loss) on investments, net	—	—	—	2
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
Ineffectiveness occurs, in certain circumstances, when the change in the total fair value of the derivative instrument differs from the change in value of our expected future cash outlays for the purchase of aircraft fuel. If a hedge does not qualify for hedge accounting, the periodic changes in its fair value are recognized in other income (expense).
Our current approach to fuel hedging is to enter into hedges on a discretionary basis. We view our hedge portfolio as a form of insurance to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of June 30, 2024 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Aircraft fuel call option spread agreements
Third quarter 2024	20%
Fourth quarter 2024	5%
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	June 30, 2024	December 31, 2023
Fuel derivatives
Asset fair value recorded in prepaid expenses and other current assets (1)	$3	$4
Longest remaining term (months)	3	3
Hedged volume (barrels, in thousands)	1,272	2,706
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	$2	$(3)
(1) Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(3)	$(4)	$(5)	$(3)
Hedge gains (losses) on derivatives recognized in comprehensive income	$(2)	$(6)	$(1)	$(11)
Percentage of actual consumption economically hedged	27%	30%	28%	20%
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
There were no offsetting derivative instruments as of June 30, 2024 and December 31, 2023.
Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2024 and 2023 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated loss, at March 31, 2024	$—	$(1)	$(1)
Reclassifications into earnings, net of taxes of $1	2	—	2
Change in fair value, net of taxes of $0	(2)		(2)
Balance of accumulated loss, at June 30, 2024	$—	$(1)	$(1)

Balance of accumulated loss, at March 31, 2023	$(4)	$(1)	$(5)
Reclassifications into earnings, net of taxes of $1	3	—	3
Change in fair value, net of taxes of $(2)	(4)	—	(4)
Balance of accumulated loss, at June 30, 2023	$(5)	$(1)	$(6)

    (1) Reclassified to aircraft fuel expense.
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2024 and 2023 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $1	4	—	4
Change in fair value, net of taxes of $0	(1)		(1)
Balance of accumulated income (loss), at June 30, 2024	$—	$(1)	$(1)

Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes of $1	2	—	2
Change in fair value, net of taxes of $(3)	(8)	—	(8)
Balance of accumulated loss, at June 30, 2023	$(5)	$(1)	$(6)

(1) Reclassified to aircraft fuel expense.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Special items
Voluntary opt-out costs (1)	$1	$—	$16	$—
Spirit-related costs (2)	—	24	532	41
Embraer E190 fleet transition costs (3)	—	—	15	—
Union contract costs (4)	—	—	—	95
Total special items	$1	$24	$563	$136

(1) Voluntary opt-out costs relate to severance and benefit costs associated with the Company's opt-out program for eligible crewmembers in the airports, customer support, JetBlue Travel Products and support center workgroups.
(2) As a result of the termination of the Merger Agreement in March 2024, we wrote off the Spirit prepayment and breakup fee discussed in Note 12. These costs include Spirit-related consulting, professional, and legal fees. Spirit costs in 2023 primarily relate to consulting, professional and legal fees.
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
In accordance with the terms of the Merger Agreement, on a monthly basis between January 2023 and February 2024, JetBlue paid to the holders of record of outstanding Spirit shares an amount in cash equal to $0.10 per Spirit share (such amount, the "Additional Prepayment Amount", and each such monthly payment, an "Additional Prepayment"). In 2024, JetBlue made an aggregate of $22 million in Additional Prepayments to Spirit shareholders resulting in a total prepayment of $425 million. These Additional Prepayments were written off in March 2024, in addition to the $25 million reimbursement payment to Spirit in connection with the Frontier transaction costs as a result of the termination of the Merger Agreement. The write off is recorded in special items on the consolidated statement of operations.
In March 2024, the Company recorded a valuation allowance of $134 million related to the tax impact of the Spirit transaction costs.
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
As also previously disclosed, on November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the "Private Merger Lawsuit"). On March 29, 2023, the Private Merger Lawsuit was transferred to the U.S. District Court for the District of Massachusetts. The trial in the Private Merger Lawsuit was stayed pending resolution of the Government Merger Lawsuit. Following the execution of the Termination Agreement, JetBlue and Spirit moved to dismiss all proceedings related to the Private Merger Lawsuit in the U.S. District Court for the District of Massachusetts and The United States Court of Appeals for the First Circuit. The motions were granted by the United States Court of Appeals for the First Circuit and the U.S. District Court for the District of Massachusetts on April 29, 2024 and June 18, 2024, respectively.

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
OVERVIEW
Second Quarter 2024 Results
In the second quarter of 2024, we generated $25 million in net income. Despite summer challenges from weather and air traffic controller shortages, improvements in our operational metrics drove positive results. In addition, we saw revenue strength in our premium product offerings, with Even More Space seat unit revenue higher than the 2023 period, as well as continued progress on our revenue initiatives. Fuel prices moderated over the quarter and we continued to make progress on our cost savings programs, allowing us to maintain low costs for the quarter.
Our second quarter 2024 highlights include the following:
•Second quarter 2024 system capacity decreased by 2.7% compared to the second quarter of 2023.
•Systemwide on-time performance for the second quarter 2024 was 74.8% compared to 67.4% for the same period in 2023.
•Completion factor increased to 98.8% in the second quarter of 2024 from 97.8% in the same period in 2023.
•Operating Revenue for the second quarter of 2024 decreased by $182 million year-over-year to $2.4 billion, a 6.9% decrease compared to the second quarter of 2023.
•Operating expense for the second quarter of 2024 was $2.4 billion, a 0.1% decrease year-over-year.
•Operating expense, excluding special items, for the second quarter of 2024 increased 0.9%(1) year-over-year.
•Operating expense per available seat mile ("CASM") for the second quarter of 2024 increased by 2.6% year-over-year to 14.04 cents compared to the second quarter of 2023.
•Our operating expense for the second quarter of 2024 and 2023 included the effects of special items. Excluding aircraft fuel, special items, and operating expenses related to our non-airline businesses, our operating expense (1) was $1.7 billion, an increase of 1.0% year-over-year.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 3.7% to 10.24 cents in the second quarter of 2024 compared to the second quarter of 2023.
•For the second quarter of 2024 and 2023, our reported earnings per share was $0.07 and $0.41, respectively. Excluding special items, our adjusted earnings per share (1) for the second quarter of 2024 and 2023 was $0.08 and $0.45, respectively.
Recent Developments
JetBlue announced JetForward, our strategic framework focused on four priority moves: delivering reliable and caring service, building the best east coast leisure network, offering products and perks customers value, and providing a secure financial future.
The sections below highlight some of the changes made to support these priority moves.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Network
We are committed to refocusing our network in 2024 to high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico.
In the first half of 2024, we announced a number of network changes, which included 15 station closures and over 50 market closures and redeploys. Highlights are included below.
Reinvesting in the Northeast & Florida
We announced new or increased service to a number of Northeast and Florida routes in the second quarter of 2024, such as new service to Presque Isle, Maine and Manchester, New Hampshire to Florida. We also announced increased service from Providence, Rhode Island to Fort Meyers, Florida; Tampa, Florida; and San Juan, Puerto Rico. We also announced additional New York routes from Buffalo, Albany, and Syracuse to Florida.
Puerto Rico Growth and New Caribbean Cities
We announced plans to open a pilot and flight attendant crewbase in San Juan, Puerto Rico. We also announced the expansion of service into six new cities from San Juan, Puerto Rico: Providence, Rhode Island; Westchester County, New York; Santiago, Dominican Republic; Medellín, Colombia; Cancún, Mexico; and St. Croix, U.S. Virgin Islands.
We announced the launch of two new BlueCities - Bonaire and also St. Vincent and the Grenadines starting in Fall 2024. We also announced the return to St. Croix, U.S. Virgin Islands.
Customer Experience and Products
We continue to make enhancements to our customer experience through increased value of our product offerings. During the quarter, we announced a handful of new products and partnerships such as a new partnership with Viator for our vacations packages, a loyalty partnership with Etihad Airways, and product enhancements to our inflight entertainment experience.
In the second quarter, we also announced that the Blue Basic fare will now include free carry-on bag for customers traveling beginning September 6, 2024, regardless of purchase date. Previously, a free carry-on bag was only available to customers who purchased one of our other fare options or purchased an Even-More space seat.
Airbus Deferral
On July 26, 2024, JetBlue and Airbus S.A.S. ("Airbus") entered into an amended delivery schedule pursuant to which we agreed to defer 44 Airbus A321neo aircraft originally scheduled for delivery from 2025 through 2029 to revised delivery dates of 2030 and beyond.
The Company is pursuing capital-light growth through extending the lives of approximately 30 A320 aircraft.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of Raytheon Technologies, announced the requirement, mandated by the Federal Aviation Administration ("FAA"), for removal of certain engines for inspection due to a rare condition in powdered metal used to manufacture certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A220 and Airbus A321neo fleets. The rare condition powdered metal affects engines manufactured between October 2015 and September 2021. Engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of June 30, 2024, we had 10 aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take up to 360 days to complete a shop visit and return to a serviceable condition. The Company has had an average of 11 aircraft grounded through June 30, 2024 and we expect this to remain consistent for the balance of the year. We currently expect aircraft out of service in 2025 to be in the mid-to-high teens.
Given that we expect to have a certain number of aircraft groundings into 2024 and beyond, we will continue to assess the resulting impact on our future capacity plans. We are currently working with Pratt & Whitney on compensation arrangements.
While we are working with Pratt & Whitney to secure compensation for 2024, the full impact of the removal and any potential remediation steps remains uncertain. The effect of aircraft groundings due to lack of engine availability, including but not limited to a reduction in capacity, could adversely impact our operations and financial results.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 vs. 2023
Overview
We reported net income of $25 million, operating income of $57 million and an operating margin of 2.3% for the three months ended June 30, 2024. This compares to net income of $138 million, an operating income of $235 million and an operating margin of 9.0% for the three months ended June 30, 2023. Our earnings per share was $0.07 for the second quarter of 2024 compared to a earnings per share of $0.41 for the same period in 2023. Net income decreased $113 million year-over-year primarily due to lower revenue driven by lower capacity.
Our reported results for the three months ended June 30, 2024 included the effects of special items. Adjusting for these one-time items, our adjusted net income (1) was $26 million, adjusted operating income (1) was $58 million, adjusted operating margin (1) was 2.4%, and adjusted earnings per share (1) was $0.08 for the three months ended June 30, 2024.
Our reported results for the three months ended June 30, 2023 included the effects of special items. Adjusting for these one-time items, our adjusted net income (1) was $152 million, adjusted operating income (1) was $259 million, adjusted operating margin (1) was 9.9%, and adjusted earnings per share (1) was $0.45 for the three months ended June 30, 2023.
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the second quarter of 2024, our systemwide on-time performance was 74.8% compared to 67.4% for the same period in 2023. Our completion factor increased to 98.8% in the second quarter of 2024 from 97.8% in the same period in 2023.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2024	2023	$	%
Passenger revenue	$2,265	$2,460	$(195)	(7.9)%
Other revenue	163	150	13	9.1%
Total operating revenues	$2,428	$2,610	$(182)	(6.9)%

Average fare	$218.27	$219.47	$(1.20)	(0.5)%
Yield per passenger mile (cents)	15.96	16.62	(0.66)	(4.0)
Passenger revenue per ASM (cents)	13.41	14.17	(0.76)	(5.4)
Operating revenue per ASM (cents)	14.38	15.04	(0.66)	(4.4)
Average stage length (miles)	1,293	1,218	75	6.2
Revenue passengers (thousands)	10,375	11,207	(832)	(7.4)
Revenue passenger miles (millions)	14,192	14,798	(606)	(4.1)
Available seat miles (ASMs) (millions)	16,887	17,353	(466)	(2.7)
Load factor	84.0%	85.3%		(1.3)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $195 million, or 7.9%, for the three months ended June 30, 2024, compared to the same period in 2023, was due to both a 7.4% decrease in revenue passengers and a 4.0% decrease in yield per passenger mile.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $13 million, or 9.1%, was principally driven by an increase in TrueBlue® marketing revenue due to higher customer spend as well as an increase in vacation bookings.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2024	2023	$	%	2024	2023	% Change
Aircraft fuel	$626	$621	$5	0.7%	3.71	3.58	3.5%
Salaries, wages and benefits	784	772	12	1.6	4.64	4.44	4.4
Landing fees and other rents	177	163	14	8.6	1.05	0.94	11.6
Depreciation and amortization	163	155	8	5.3	0.97	0.89	8.2
Aircraft rent	25	34	(9)	(25.2)	0.15	0.20	(23.1)
Sales and marketing	87	82	5	6.6	0.51	0.47	9.6
Maintenance, materials and repairs	150	170	(20)	(11.5)	0.89	0.98	(9.1)
Special items	1	24	(23)	(97.3)	—	0.14	NM (2)
Other operating expenses	358	354	4	1.2	2.12	2.04	4.0
Total operating expenses	$2,371	$2,375	$(4)	(0.1)%	14.04	13.68	2.6%

Total operating expenses excluding special items (1)	$2,370	$2,351	$19	0.9%	14.04	13.54	3.7%
(2) Not meaningful or greater than 100% change.
Landing Fees and Other Rents
Landing fees and other rents increased by $14 million, or 8.6%, for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to rate increases in certain blue cities and a decrease in airport rent credits received.
Depreciation and Amortization
Depreciation and amortization increased by $8 million, or 5.3%, for the three months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by the induction of new aircraft.
Aircraft Rent
Aircraft rent decreased $9 million, or 25.2%, in the three months ended June 30, 2024 compared to the same period in 2023, as a result of fewer leases for the Airbus A320 aircraft and Embraer E190 aircraft. The Company purchased certain A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were subject to return to the lessor as part of the Company's fleet transition plan.
Maintenance, Materials and Repairs
Maintenance, materials and repairs decreased $20 million, or 11.5%, for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to the termination of the Embraer E190 flight-hour engine services agreement and timing of the A320 engine repair expense.
Special Items
For the three months ended June 30, 2024, special items included $1 million relating to voluntary opt-out costs.
For the three months ended June 30, 2023, special items included $24 million relating to Spirit-related costs.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Six Months Ended June 30, 2024 vs. 2023
Overview
We reported a net loss of $691 million, an operating loss of $663 million and an operating margin of (14.3)% for the six months ended June 30, 2024. This compares to a net loss of $54 million, an operating loss of $7 million and an operating margin of (0.1)% for the six months ended June 30, 2023. Loss per share was $2.02 for the six months ended June 30, 2024 compared to a loss per share of $0.16 for the same period in 2023.
Our reported results for the six months ended June 30, 2024 included the effects of special items and certain gains and losses on investments. Adjusted for these items, our adjusted net loss (1) was $119 million, adjusted operating loss (1) was $100 million, adjusted operating margin (1) was (2.2)%, and adjusted loss per share (1) was $0.35 for the six months ended June 30, 2024.
Our reported results for the six months ended June 30, 2023 included the effects of special items and certain gains and losses on investments. Adjusting for these items, our adjusted net income (1) was $29 million, adjusted operating income(1) was $129 million, adjusted operating margin (1) was 2.6%, and adjusted earnings per share (1) was $0.10 for the six months ended June 30, 2023.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2024	2023	$	%
Passenger revenue	$4,319	$4,641	$(322)	(6.9)%
Other revenue	318	296	22	7.3
Total operating revenues	$4,637	$4,937	$(300)	(6.1)%

Average fare	$216.41	$216.90	$(0.49)	(0.2)%
Yield per passenger mile (cents)	15.88	16.47	(0.59)	(3.6)
Passenger revenue per ASM (cents)	13.01	13.60	(0.59)	(4.3)
Operating revenue per ASM (cents)	13.97	14.47	(0.50)	(3.5)
Average stage length (miles)	1,286	1,208	78	6.5
Revenue passengers (thousands)	19,960	21,398	(1,438)	(6.7)
Revenue passenger miles (millions)	27,194	28,173	(979)	(3.5)
Available seat miles (ASMs) (millions)	33,200	34,122	(922)	(2.7)
Load factor	81.9%	82.6%		(0.7)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $322 million, or 6.9%, for the six months ended June 30, 2024 was due to both a 6.7% decrease in revenue passengers and a 3.6% decrease in yield per passenger mile compared to the same period in 2023.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $22 million, or 7.3%, was principally driven by an increase in TrueBlue® marketing revenue due to higher customer spend as well as an increase in our vacation bookings.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2024	2023	$	%	2024	2023	% Change
Aircraft fuel	$1,251	$1,406	$(155)	(11.0)%	3.77	4.12	(8.6)%
Salaries, wages and benefits	1,607	1,514	93	6.2	4.84	4.43	9.1
Landing fees and other rents	341	323	18	5.8	1.03	0.95	8.8
Depreciation and amortization	322	306	16	5.0	0.97	0.90	7.9
Aircraft rent	52	66	(14)	(20.8)	0.16	0.19	(18.6)
Sales and marketing	164	157	7	4.3	0.49	0.46	7.2
Maintenance, materials and repairs	283	345	(62)	(18.0)	0.85	1.01	(15.7)
Special items	563	136	427	NM (2)	1.69	0.40	NM
Other operating expenses	717	691	26	3.7	2.16	2.03	6.6
Total operating expenses	$5,300	$4,944	$356	7.2%	15.96	14.49	10.2%

Total operating expenses excluding special items (1)	$4,737	$4,808	$(71)	(1.5)%	14.27	14.09	1.3%
(2) Not meaningful or greater than 100% change.
Aircraft Fuel
Aircraft fuel decreased by $155 million, or 11.0%, for the six months ended June 30, 2024 compared to the same period in 2023. The average fuel price for the six months ended June 30, 2024 decreased by 7.3% to $2.92 per gallon and fuel consumption decreased by 4.0%, or 17 million gallons.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $93 million, or 6.2%, for the six months ended June 30, 2024 compared to the same period in 2023, driven primarily by wage rate increases. The wage rate increases were primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14% and an additional 3% pay rate increase in August 2023.
Landing Fees and Other Rents
Landing fees and other rents increased by $18 million, or 5.8%, for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to rate increases in certain blue cities and a decrease in airport rent credits received.
Depreciation and Amortization
Depreciation and amortization increased by $16 million, or 5.0%, for the six months ended June 30, 2024 compared to the same period in 2023. This increase was primarily driven by the induction of new aircraft.
Aircraft Rent
Aircraft rent decreased $14 million, or 20.8%, in the six months ended June 30, 2024 compared to the same period in 2023 as a result of fewer leases for the Airbus A320 aircraft and the Embraer E190 aircraft. The Company purchased certain Airbus A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were subject to return to the lessor as part of the Company's fleet transition plan.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Maintenance, Materials and Repairs
Maintenance, materials and repairs decreased $62 million, or 18.0%, for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a lower volume of Airbus A320 engine repairs and the termination of the Embraer E190 flight-hour engine services agreement.
Special Items
For the six months ended June 30, 2024, special items included the following:
•$532 million relating to Spirit-related costs;
•$16 million relating to voluntary opt-out costs; and
•$15 million relating to Embraer E190 fleet transition costs.
For the six months ended June 30, 2023, special items included the following:
•$95 million relating to union contract costs; and
•$41 million relating to Spirit-related costs.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2024	2023	%		2024	2023	%
Operational Statistics
Revenue passengers (thousands)	10,375	11,207	(7.4)		19,960	21,398	(6.7)
Revenue passenger miles (RPMs) (millions)	14,192	14,798	(4.1)		27,194	28,173	(3.5)
Available seat miles (ASMs) (millions)	16,887	17,353	(2.7)		33,200	34,122	(2.7)
Load factor	84.0%	85.3%	(1.3)	pts	81.9%	82.6%	(0.7)	pts
Aircraft utilization (hours per day) (2)	10.4	11.3	(8.0)		10.3	11.2	(8.0)

Average fare	$218.27	$219.47	(0.5)		$216.41	$216.90	(0.2)
Yield per passenger mile (cents)	15.96	16.62	(4.0)		15.88	16.47	(3.6)
Passenger revenue per ASM (cents)	13.41	14.17	(5.4)		13.01	13.60	(4.3)
Operating revenue per ASM (cents)	14.38	15.04	(4.4)		13.97	14.47	(3.5)
Operating expense per ASM (cents)	14.04	13.68	2.6		15.96	14.49	10.2
Operating expense per ASM, excluding fuel (1)	10.24	9.87	3.7		10.40	9.87	5.4

Departures	81,424	89,036	(8.5)		161,124	176,517	(8.7)
Average stage length (miles)	1,293	1,218	6.2		1,286	1,208	6.5
Average number of operating aircraft during period	285	282	1.2		285	284	0.4
Average fuel cost per gallon	$2.87	$2.73	5.1		$2.92	$3.15	(7.3)
Fuel gallons consumed (millions)	218	228	(4.2)		429	446	(4.0)
Average number of full-time equivalent crewmembers	20,097	20,921	(3.9)		20,160	20,729	(2.7)
(2) Includes aircraft temporarily removed from service, including aircraft impacted by the Pratt & Whitney engine groundings and lack of engine availability.
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future as a result of various factors, many of which are outside of our control. For example, air traffic controller shortages in the Northeast and Florida continue to cause disruptions in the industry, resulting in the FAA waiving the minimum usage requirement and permitting us to voluntarily turn in up to 10% of our slots in the New York area to help protect our operations. Even with a reduced number of flights, we experienced and continue to expect challenges in the operating environment. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft and as our fleet ages.
Operational challenges have had an impact on our business in the second quarter of 2024. Additionally, reliability challenges with some of our aircraft engines using new technology have led to grounded aircraft events. These challenges have resulted - and are expected to continue to result - in flight delays and cancellations.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On July 29, 2024, the Company entered into an amendment to the Second Amended and Restated Credit and Guaranty Agreement (the “Facility”), among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto (the “Second Amendment”), which modifies the Facility to, among other things, (i) extend the final maturity of the Facility to October 21, 2029; provided that if the Company’s convertible senior notes due 2026 are not extended, refinanced or paid off, subject to a specified minimum outstanding principal amount thereof, then the Facility expiration will be automatically shortened to December 31, 2025; (ii) adjust the margin and the minimum liquidity requirements of the Company; (iii) replace the sustainability adjustment mechanism; (iv) allow for certain additions of eligible collateral; and (v) remove provisions relating to the terminated merger agreement with Spirit Airlines, Inc.
In the future, we may decide to seek additional financing or to further increase our capital resources by issuing shares of our capital stock, offering debt or other equity securities or refinancing outstanding debt or securities, including our convertible senior notes due 2026, as contemplated under the Second Amendment. Issuing additional shares of our capital stock, other equity securities or additional securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.
At June 30, 2024, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of $1.6 billion, which we believe will be sufficient to satisfy our liquidity needs for at least the next twelve months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $190 million and $663 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in operating cash flow is driven by the change in working capital and Spirit merger termination.
Investing Activities
During the six months ended June 30, 2024, flight equipment capital expenditures included $766 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $45 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $43 million. Investing activities for the current year period also included $277 million in net proceeds from investment securities, $63 million in pre-delivery deposit payments for future aircraft deliveries and $22 million in Spirit shareholder payments.
During the six months ended June 30, 2023, flight equipment capital expenditures included $351 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $24 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $64 million. Investing activities also included $148 million in net proceeds from investment securities, $66 million in Spirit shareholder payments and $18 million in pre-delivery deposit payments.
Financing Activities
Financing activities for the six months ended June 30, 2024 primarily consisted of proceeds from sale-leaseback transactions of $470 million, issuance of $281 million in equipment notes to finance certain aircraft and issuance of common stock of $31 million related to our crewmember stock purchase plan. These proceeds were partially offset by $166 million in payments on our outstanding debt and finance lease obligations.
Financing activities for the six months ended June 30, 2023 primarily consisted of proceeds from sale-leaseback transactions of $228 million, issuance of $78 million in equipment notes to finance certain aircraft and issuance of common

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
stock of $31 million related to our crewmember stock purchase plan. These proceeds were partially offset by $200 million in payments on our outstanding debt and finance lease obligations.
Working Capital
We had a working capital deficit of $1.8 billion and $1.5 billion at June 30, 2024 and December 31, 2023, respectively. Our working capital deficit increased by $342 million due to several factors, including an increase in air traffic liability and other accrued liabilities as well as a decrease in investment securities.
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
Contractual Obligations
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance lease obligations (1)	$299	$572	$1,306	$541	$621	$3,621	$6,960
Operating lease obligations	68	112	91	91	79	367	808
Flight equipment purchase obligations (2)	483	982	716	192	262	3,910	6,545
Other obligations (3)	175	332	324	334	404	—	1,569
Total	$1,025	$1,998	$2,437	$1,158	$1,366	$7,898	$15,882
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after June 30, 2024, except as otherwise noted.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on June 30, 2024 rates.
(2) On July 26, 2024, JetBlue and Airbus entered into an amended delivery schedule pursuant to which we agreed to defer 44 Airbus A321neo aircraft originally scheduled for delivery from 2025 through 2029 to revised delivery dates of 2030 and beyond. The table above and the Firm Aircraft Orders table below reflect our aircraft purchase commitments after giving effect to this revised delivery schedule.
(3) Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
As of June 30, 2024, we were in compliance with the material covenants of our debt and lease agreements. We have approximately $57 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 63% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft
As of June 30, 2024, our operating fleet consisted of (1):

Aircraft Type	Aircraft Count
Airbus A220	32
Airbus A320	11
Airbus A320 Restyled	119
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint®	9
Airbus A321neoLR with Mint®	11
Embraer E190 (2)	23
Total	284
(1) This table includes aircraft that have been temporarily removed from service, including 10 aircraft grounded as of June 30, 2024, due to the required removal of certain Pratt & Whitney engines for inspection and lack of engine availability. All aircraft temporarily removed from service are expected to return to operation in the future.
(2) Embraer E190 excludes 13 permanently parked owned aircraft and 8 parked aircraft awaiting lease return.
Of our fleet, 253 are owned by us, 31 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of June 30, 2024, the average age of our operating fleet was 12.2 years.
Firm Aircraft Orders
Our firm aircraft orders include the following aircraft: (1):

Year	Airbus A220	Airbus A321neo	Total
Remainder of 2024	12	1	13
2025	20	4	24
2026	20	—	20
2027	5	—	5
2028	7	—	7
Thereafter	4	44	48
Total (2)	68	49	117
(1) Refer to the Contractual Obligations table above for additional information on the amended Airbus delivery schedule.
(2) In addition, we have options to purchase 20 A220-300 aircraft between 2027 and 2028.
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
Operating Expenses, excluding Fuel, Other Non-Airline Operating Expenses, and Special Items ("Operating Expenses ex-fuel") and Operating Expense ex-fuel per Available Seat Mile ("CASM ex-fuel")
Operating Expense per Available Seat Mile ("CASM") is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel, operating expenses related to other non-airline businesses, such as JetBlue Ventures and JetBlue Travel Products, and special items from total operating expenses to determine Operating Expenses ex-fuel, which is a non-GAAP financial measure, and we exclude the same items from CASM to determine CASM ex-fuel, which is also a non-GAAP financial measure. We believe the impact of these special items distorts our overall trends and that our metrics are more comparable with the presentation of our results excluding such impact.
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
For the three months ended June 30, 2024, special items included voluntary opt-out costs. For the six months ended June 30, 2024, special items included Spirit-related costs, voluntary opt-out costs, and Embraer E190 fleet transition costs.
For the three months ended June 30, 2023 special items included Spirit-related costs. For the six months ended June 30, 2023, special items included union contract costs and Spirit-related costs.
The table below provides a reconciliation of our total operating expenses (GAAP measure) to Operating Expenses ex-fuel, and our CASM to CASM ex-fuel for the periods presented.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Three Months Ended June 30,
	$			Cents per ASM
($ in millions; per ASM data in cents; percent changes based on unrounded numbers)	2024	2023	Percent Change	2024	2023	Percent Change
Total operating expenses	$2,371	$2,375	(0.1)	14.04	13.68	2.6
Less:
Aircraft fuel	626	621	0.7	3.71	3.58	3.5
Other non-airline expenses	15	16	(2.1)	0.09	0.09	0.6
Special items	1	24	(97.3)	—	0.14	(97.2)
Operating expenses, excluding fuel	$1,729	$1,714	1.0	10.24	9.87	3.7

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Six Months Ended June 30,
	$			Cents per ASM
($ in millions; per ASM data in cents; percent changes based on unrounded numbers)	2024	2023	Percent Change	2024	2023	Percent Change
Total operating expenses	$5,300	$4,944	7.2	15.96	14.49	10.2
Less:
Aircraft fuel	1,251	1,406	(11.0)	3.77	4.12	(8.6)
Other non-airline expenses	32	33	(3.3)	0.10	0.10	(0.7)
Special items	563	136	NM (1)	1.69	0.40	NM
Operating expenses, excluding fuel	$3,454	$3,369	2.5	10.40	9.87	5.4
(1) Not meaningful or greater than 100% change.

Operating Expense, Operating Income (Loss), Adjusted Operating Margin, Pre-tax Income (Loss), Adjusted Pre-tax Margin, Net Income (Loss) and Earnings (Loss) per Share, excluding Special Items and Gain (Loss) on Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For the three months ended June 30, 2024, special items included voluntary opt-out costs. For the six months ended June 30, 2024, special items included Spirit-related costs, voluntary opt-out costs, and Embraer E190 fleet transition costs.
For the three months ended June 30, 2023 special items included Spirit-related costs. For the six months ended June 30, 2023, special items included union contract costs and Spirit-related costs.
Certain net gains and losses on our investments were also excluded from our June 30, 2024 and 2023 non-GAAP     results.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), ADJUSTED OPERATING MARGIN, PRE-TAX INCOME (LOSS), ADJUSTED PRE-TAX MARGIN, NET INCOME (LOSS), EARNINGS (LOSS) PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN (LOSS) ON INVESTMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except percentages)	2024	2023	2024	2023
Total operating revenues	$2,428	$2,610	$4,637	$4,937

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,371	$2,375	$5,300	$4,944
Less: Special items	1	24	563	136
Total operating expenses excluding special items	$2,370	$2,351	$4,737	$4,808
Percent change	0.9%		(1.5)%

RECONCILIATION OF OPERATING INCOME (LOSS)
Operating income (loss)	$57	$235	$(663)	$(7)
Add back: Special items	1	24	563	136
Operating income (loss) excluding special items	$58	$259	$(100)	$129

RECONCILIATION OF ADJUSTED OPERATING MARGIN
Operating margin	2.3%	9.0%	(14.3)%	(0.1)%

Operating income (loss) excluding special items	$58	$259	$(100)	$129
Total operating revenues	2,428	2,610	4,637	4,937
Adjusted operating margin	2.4%	9.9%	(2.2)%	2.6%

RECONCILIATION OF PRE-TAX INCOME (LOSS)
Income (loss) before income taxes	$31	$216	$(736)	$(50)
Add back: Special items	1	24	563	136
Less: Gain (loss) on investments, net	(2)	4	(23)	7
Income (loss) before income taxes excluding special items and gain (loss) on investments, net	$34	$236	$(150)	$79

RECONCILIATION OF ADJUSTED PRE-TAX MARGIN
Pre-tax margin	1.3%	8.3%	(15.9)%	(1.0)%

Income (loss) before income taxes excluding special items	$34	$236	$(150)	$79
Total operating revenues	2,428	2,610	4,637	4,937
Adjusted pre-tax margin	1.4%	9.1%	(3.2)%	1.6%

RECONCILIATION OF NET INCOME (LOSS)
Net income (loss)	$25	$138	$(691)	$(54)
Add back: Special items	1	24	563	136
Less: Income tax benefit related to special items	1	7	8	48
Less: Gain (loss) on investments, net	(2)	4	(23)	7
Less: Income tax benefit (expense) related to gain (loss) on investments, net	1	(1)	6	(2)
Net income (loss) excluding special items and gain (loss) on investments, net	$26	$152	$(119)	$29

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), ADJUSTED OPERATING MARGIN, PRE-TAX INCOME (LOSS), ADJUSTED PRE-TAX MARGIN, NET INCOME (LOSS), EARNINGS (LOSS) PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN (LOSS) ON INVESTMENTS (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
CALCULATION OF EARNINGS (LOSS) PER SHARE	2024	2023	2024	2023
Earnings (Loss) per common share
Basic	$0.07	$0.41	$(2.02)	$(0.16)
Add back: Special items	—	0.07	1.64	0.42
Less: Income tax benefit related to special items	—	0.02	0.02	0.15
Less: Gain (loss) on investments, net	(0.01)	0.01	(0.07)	0.02
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	—	0.02	(0.01)
Basic excluding special items and gain (loss) on investments, net	$0.08	$0.45	$(0.35)	$0.10

Diluted	$0.07	$0.41	$(2.02)	$(0.16)
Add back: Special items	—	0.07	1.64	0.42
Less: Income tax benefit related to special items	—	0.02	0.02	0.15
Less: Gain (loss) on investments, net	(0.01)	0.01	(0.07)	0.02
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	—	0.02	(0.01)
Diluted excluding special items and gain (loss) on investments, net	$0.08	$0.45	$(0.35)	$0.10

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2023 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2024 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $234 million. As of June 30, 2024, we have hedged approximately 20% of our projected fuel requirement for the third quarter of 2024, and 5% for the fourth quarter of 2024.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $4.7 billion of our debt and finance lease obligations, with the remaining $661 million having floating interest rates. As of June 30, 2024, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $7 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2024 than they were during 2023, our interest income from cash and investment balances would decrease by approximately $8 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 5. OTHER INFORMATION
(a) On July 29, 2024, the Company entered into the Second Amendment (the "Amendment") to the Facility, which modifies the Facility to, among other things, (i) extend the final maturity of the Facility to October 21, 2029; provided that if the Company’s convertible senior notes due 2026 are not extended, refinanced, paid off or otherwise satisfied by December 30, 2025, subject to a specified minimum outstanding principal amount thereof, then the Facility expiration will automatically occur on December 31, 2025; (ii) adjust the applicable margin and the minimum liquidity requirements of the Company; (iii) replace the sustainability adjustment mechanism; and (iv) allow for certain additional types of eligible collateral.
The foregoing information is included for the purpose of providing the disclosures required under "Item 1.01 – Entry Into a Material Definitive Agreement" of Form 8-K.
(b) None.
(c) During the three months ended June 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1
Amendment to the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2024 and filed on May 23, 2024)

10.2
Amendment to the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2024 and filed on May 23, 2024).

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 30, 2024	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)