Form 10-Q
period 2024-09-30
JETBLUE AIRWAYS CORP
filed 2024-10-29
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2024, there were 346,876,706 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, including our JetForward initiatives, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, and our expectations regarding the wind-down of our Northeast Alliance with American Airlines Group Inc. (the "NEA") and the related impact on our business, financial condition and results of operations. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the risk associated with the execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of legal proceedings with respect to the NEA and our wind-down of the NEA; risks associated with cybersecurity and privacy, including information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; our substantial indebtedness and impact on our ability to meet future financing needs; financial risks associated with credit card processors; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal budget constraints or federally imposed furloughs; impact of global climate change and legal, regulatory or market response to such change; increasing attention to, and evolving expectations regarding, environmental, social and governance matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,594	$1,166
Investment securities	1,414	401
Receivables, less allowance (2024 - $7; 2023 - $3)	282	336
Inventories, less allowance (2024 - $41; 2023 - $35)	140	109
Prepaid expenses and other	125	148
Total current assets	4,555	2,160
PROPERTY AND EQUIPMENT
Flight equipment	13,816	12,796
Pre-delivery deposits for flight equipment	280	393
Total flight equipment and pre-delivery deposits, gross	14,096	13,189
Less accumulated depreciation	4,167	4,021
Total flight equipment and pre-delivery deposits, net	9,929	9,168
Other property and equipment, gross	1,323	1,310
Less accumulated depreciation	856	803
Total other property and equipment, net	467	507
Total property and equipment, net	10,396	9,675
OPERATING LEASE ASSETS	555	593
OTHER ASSETS
Investment securities	94	163
Restricted cash and cash equivalents	207	151
Intangible assets, net of accumulated amortization (2024 - $570; 2023 - $518)	394	349
Other	426	762
Total other assets	1,121	1,425
TOTAL ASSETS	$16,627	$13,853

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$612	$641
Air traffic liability	1,503	1,463
Accrued salaries, wages and benefits	650	591
Other accrued liabilities	528	509
Current operating lease liabilities	99	117
Current maturities of long-term debt and finance lease obligations	363	307
Total current liabilities	3,755	3,628
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	7,868	4,409
LONG-TERM OPERATING LEASE LIABILITIES	511	547
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	674	743
Air traffic liability - non-current	760	740
Other	415	449
Total deferred taxes and other liabilities	1,849	1,932
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 507 and 499 shares issued and 347 and 339 shares outstanding at September 30, 2024 and December 31, 2023, respectively	5	5
Treasury stock, at cost; 160 and 159 shares at September 30, 2024 and December 31, 2023, respectively	(2,004)	(1,999)
Additional paid-in capital	3,283	3,221
Retained earnings	1,363	2,114
Accumulated other comprehensive loss	(3)	(4)
Total stockholders’ equity	2,644	3,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,627	$13,853

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
OPERATING REVENUES
Passenger	$2,198	$2,201	$6,518	$6,842
Other	167	152	484	448
Total operating revenues	2,365	2,353	7,002	7,290
OPERATING EXPENSES
Aircraft fuel	584	701	1,835	2,108
Salaries, wages and benefits	827	790	2,434	2,304
Landing fees and other rents	176	176	518	499
Depreciation and amortization	165	155	487	462
Aircraft rent	21	33	73	99
Sales and marketing	81	80	245	237
Maintenance, materials and repairs	160	168	442	512
Special items	27	33	590	168
Other operating expenses	362	373	1,078	1,064
Total operating expenses	2,403	2,509	7,702	7,453
OPERATING LOSS	(38)	(156)	(700)	(163)
OTHER INCOME (EXPENSE)
Interest expense	(100)	(53)	(215)	(145)
Interest income	30	19	66	50
Capitalized interest	3	5	12	14
Gain (loss) on investments, net	(2)	—	(25)	6
Gain on debt extinguishments	22	—	22	—
Other	7	11	26	14
Total other expense	(40)	(18)	(114)	(61)
LOSS BEFORE INCOME TAXES	(78)	(174)	(814)	(224)
Income tax benefit	18	21	63	17
NET LOSS	$(60)	$(153)	$(751)	$(207)

LOSS PER COMMON SHARE
Basic	$(0.17)	$(0.46)	$(2.18)	$(0.63)
Diluted	$(0.17)	$(0.46)	$(2.18)	$(0.63)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended September 30,
	2024	2023
NET LOSS	$(60)	$(153)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $(1) and $4 in 2024 and 2023, respectively.	(2)	10
Total other comprehensive income (loss)	(2)	10
COMPREHENSIVE LOSS	$(62)	$(143)

	Nine Months Ended September 30,
	2024	2023
NET LOSS	$(751)	$(207)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 and $3 in 2024 and 2023, respectively.	1	4
Total other comprehensive income	1	4
COMPREHENSIVE LOSS	$(750)	$(203)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(751)	$(207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(69)	(20)
Depreciation and amortization	487	462
Spirit special items, non-cash	450	—
Gain on debt extinguishments	(22)	—
Stock-based compensation	30	31
Changes in certain operating assets and liabilities	49	230
Other, net	(13)	(10)
Net cash provided by operating activities	161	486
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,127)	(750)
Pre-delivery deposits for flight equipment	(75)	(23)
Purchase of held-to-maturity investments	(499)	(64)
Proceeds from the maturities of held-to-maturity investments	559	9
Purchase of available-for-sale securities	(1,311)	(435)
Proceeds from the sale of available-for-sale securities	309	437
Payment for Spirit Airlines acquisition	(22)	(98)
Proceeds from the sale of assets	8	—
Other, net	(7)	(3)
Net cash used in investing activities	(2,165)	(927)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	3,486	78
Proceeds from sale-leaseback transactions	607	523
Proceeds from issuance of common stock	31	31
Repayment of long-term debt and finance lease obligations	(631)	(254)
Acquisition of treasury stock	(5)	(3)
Net cash provided by financing activities	3,488	375
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	1,484	(66)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	1,317	1,188
Cash, cash equivalents, and restricted cash and restricted cash equivalents at end of period (1)	$2,801	$1,122

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$85	$39
Cash payments for income taxes, net	(6)	(50)

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$40	$14
Flight equipment acquired under finance leases	71	—

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents.

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2024	2023
	September 30, 2024	September 30, 2023
Cash and cash equivalents	$2,594	$973
Restricted cash and cash equivalents (2)	207	149
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,801	$1,122
(2) Restricted cash and restricted cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, and other letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	507	$5	160	$(2,004)	$3,274	$1,423	$(1)	$2,697
Net loss	—	—	—	—	—	(60)	—	(60)
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	—	—	9	—	—	9
Balance at September 30, 2024	507	$5	160	$(2,004)	$3,283	$1,363	$(3)	$2,644

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2023	492	$5	159	$(1,998)	$3,183	$2,370	$(6)	$3,554
Net loss	—	—	—	—	—	(153)	—	(153)
Other comprehensive income	—	—	—	—	—	—	10	10
Stock compensation expense	—	—	—	—	9	—	—	9
Balance at September 30, 2023	492	$5	159	$(1,998)	$3,192	$2,217	$4	$3,420

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(751)	—	(751)
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	30	—	—	30
Stock issued under crewmember stock purchase plan	6	—	—	—	32	—	—	32
Balance at September 30, 2024	507	$5	160	$(2,004)	$3,283	$1,363	$(3)	$2,644

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(207)	—	(207)
Other comprehensive income	—	—	—	—	—	—	4	4
Vesting of restricted stock units	1	—	—	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	31	—	—	31
Stock issued under crewmember stock purchase plan	5	—	—	—	32	—	—	32
Balance at September 30, 2023	492	$5	159	$(1,998)	$3,192	$2,217	$4	$3,420
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
We have reclassified certain prior period balances to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Passenger revenue
Passenger travel	$2,069	$2,087	$6,042	$6,402
Loyalty revenue - air transportation	129	114	476	440
Other revenue
Loyalty revenue	116	104	336	308
Other revenue	51	48	148	140
Total operating revenue	$2,365	$2,353	$7,002	$7,290
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2024	December 31, 2023
Air traffic liability - passenger travel	$1,137	$1,099
Air traffic liability - loyalty program (air transportation)	1,101	1,072
Deferred revenue (1)	427	487
Total	$2,665	$2,658

(1) Deferred revenue is included within other accrued liabilities and other liabilities on our consolidated balance sheets.
During the nine months ended September 30, 2024 and 2023, we recognized passenger revenue of $1.1 billion and $1.2 billion, respectively, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the nine months ended September 30, 2024 and 2023 (in millions):

Balance at December 31, 2023	$1,072
TrueBlue® points redeemed passenger	(476)
TrueBlue® points redeemed other	(18)
TrueBlue® points earned and sold	523
Balance at September 30, 2024	$1,101

Balance at December 31, 2022	$1,000
TrueBlue® points redeemed passenger	(423)
TrueBlue® points redeemed other	(17)
TrueBlue® points earned and sold	485
Balance at September 30, 2023	$1,045
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately three years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the nine months ended September 30, 2024, we made principal payments of $631 million on our outstanding debt and finance lease obligations. This includes the early retirement of $425 million related to our existing 0.50% convertible senior notes.
At September 30, 2024, we had pledged aircraft, engines, other equipment and facilities assets with a net book value of $6.9 billion as security under various financing arrangements. In addition, certain TrueBlue® program assets have been pledged as part of the financing of the TrueBlue® program described below.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At September 30, 2024, scheduled maturities of our long-term debt and finance lease obligations were as follows (in millions):

Year	Total
Remainder of 2024	$111
2025	341
2026	663
2027	344
2028	444
Thereafter	6,328
Total	$8,231
The carrying amounts and estimated fair values of our long-term debt, net of debt issuance costs, at September 30, 2024 and December 31, 2023 were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Public Debt
Fixed rate special facility bonds, due through 2036	$42	$43	$42	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	463	464	476	474
2019-1 Series A, due through 2028	144	146	149	150
2019-1 Series B, due through 2027	63	76	70	86
2020-1 Series A, due through 2032	486	575	506	597
2020-1 Series B, due through 2028	108	136	117	150
Non-Public Debt
Fixed rate equipment notes, due through 2028	239	233	322	305
Floating rate equipment notes, due through 2036 (2)	434	496	109	113
Aircraft sale-leaseback transactions, due through 2036 (2)	2,186	2,455	1,648	1,738
TrueBlue® senior secured notes, due through 2031	1,954	2,095	—	—
TrueBlue® senior secured term loan facility, due through 2029 (2)	737	911	—	—
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	201	259	184
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	110	144	101
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	101	132	93
0.50% convertible senior notes due through 2026	323	301	742	657
2.50% convertible senior notes, due through 2029	450	401	—	—
Total (3)	$8,164	$8,744	$4,716	$4,691
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
(2) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.
(3) Total excludes finance lease obligations of $67 million at September 30, 2024 and an immaterial amount at December 31, 2023.

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
2024 Financings
TrueBlue® Financings
TrueBlue® Senior Secured Notes
In August 2024, JetBlue and JetBlue Loyalty, LP ("Loyalty LP" and, together with the Company, the "TrueBlue® Issuers") co-issued $2.0 billion aggregate principal amount of senior secured notes due 2031 (the "TrueBlue® Notes"). The TrueBlue® Notes bear interest at a rate of 9.875% per annum, in each case payable quarterly in arrears beginning in December 2024. The TrueBlue® Notes are scheduled to mature in September 2031, unless earlier redeemed or repurchased by the TrueBlue® Issuers.

The TrueBlue® Notes were issued under an indenture (the "TrueBlue® Indenture"), dated as of August 27, 2024, by and among the TrueBlue® Issuers, the guarantors party thereto (the "Guarantors") and Wilmington Trust, National Association, as trustee. The TrueBlue® Notes were sold pursuant to a purchase agreement, dated August 13, 2024, by and among the TrueBlue® Issuers, the Guarantors and Goldman Sachs & Co. LLC and Barclays Capital Inc., as representatives of the several initial purchasers identified therein.

The TrueBlue® Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each of the Guarantors. The TrueBlue® Notes and the TrueBlue® Note guarantees are secured, together with all outstanding obligations under the TrueBlue® Term Loan Facility (as defined below), by a first lien on certain collateral in connection with the Company’s customer loyalty program, TrueBlue® (the "Collateral").

At any time prior to August 27, 2027, the TrueBlue® Issuers may redeem the TrueBlue® Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus an applicable "make-whole" premium. On or after August 27, 2027, the TrueBlue® Issuers may redeem the TrueBlue® Notes, in whole or in part, at the applicable redemption prices described in the Indenture. No sinking fund is provided for the TrueBlue® Notes, which means the TrueBlue® Issuers are not required to set aside funds periodically for redemption or retirement of the TrueBlue® Notes. Upon the occurrence of certain circumstances, the TrueBlue® Issuers will prepay a pro rata portion of the TrueBlue® Notes.

The TrueBlue® Indenture contains customary affirmative, negative and financial covenants including compliance with certain debt service coverage ratios and minimum liquidity requirements as well as events of default. In the case of an event of default with respect to the TrueBlue® Issuers and/or the Guarantors arising from specified events of bankruptcy or insolvency, all outstanding TrueBlue® Notes will become due and payable immediately without further action or notice.
TrueBlue® Senior Secured Term Loan Facility
In August 2024, the Company and Loyalty LP entered into a new senior secured term loan credit and guaranty agreement among the Company and Loyalty LP, as co-borrowers, the Guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent, and Wilmington Trust, National Association, as collateral administrator, for a $765 million senior secured term loan facility (the "TrueBlue® Term Loan Facility") due 2029. The TrueBlue® Term Loan Facility is guaranteed by the Guarantors and secured, on a pari passu basis with the TrueBlue® Notes, by the Collateral. The loans under the TrueBlue® Term Loan Facility bear interest at a variable rate equal to Term SOFR plus an applicable margin (subject to a Term SOFR floor), or another index rate plus an applicable margin. The TrueBlue® Term Loan Facility is subject to quarterly amortization payments beginning in December 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The TrueBlue® Term Loan Facility also contains mandatory prepayment provisions, which may require the co-borrowers, in certain instances, to prepay obligations owing under the TrueBlue® Term Loan Facility or other priority lien debt in connection with, among other things, dispositions of collateral or a change of control. Any prepayment of the loans under the TrueBlue® Term Loan Facility prior to the maturity date (other than as a result of an early amortization event, an event of default or certain other mandatory prepayment events thereunder) may require the TrueBlue® Issuers to pay a prepayment premium.
The TrueBlue® Term Loan Facility contains covenants and events of default substantially similar to those applicable to the TrueBlue® Notes, including a cross-default to other material indebtedness including the TrueBlue® Notes.
2.50% Convertible Senior Notes, Due through 2029
In August 2024, we issued $460 million of 2.50% convertible senior notes due in September 2029, consisting of an initial $400 million offering and a subsequent $60 million option, under an indenture, dated as of August 16, 2024 with Wilmington Trust, National Association, as trustee. Interest is payable semi-annually in arrears in March and September of each year, beginning in March 2025. The notes are general unsecured senior obligations and will rank equal in right of payment with our existing and future senior unsecured indebtedness and senior in right of payment to our existing and future subordinated debt. The notes will effectively rank junior in right of payment to any of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of our subsidiaries.
Holders of the notes may convert them into shares of our common stock subsequent to December 31, 2024 but prior to June 1, 2029 only under certain enumerated circumstances, such as upon the satisfaction of the sale price condition, the satisfaction of the trading price condition, notice of redemption, or specified corporate events, and thereafter at any time upon conversion, the notes will be settled in cash up to the aggregate principal amount of the notes to be converted and, at our election, in shares of our common stock, cash or a combination of cash and shares of our common stock in respect of the remainder, if any, of our conversion obligation.
The initial conversion rate of 163.3987 shares of common stock per $1,000 principal amount of notes, corresponds to an initial conversion price of approximately $6.12 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends and certain issuer tender or exchange offers.
We are not required to redeem or retire the notes periodically. We may, at our option, redeem any of the notes for cash at a redemption price of 100% of their principal amount, plus accrued and unpaid interest at any time on or after September 1, 2027 until the 45th scheduled trading day before the maturity date, under certain circumstances. Additionally, holders may under specified conditions, have the right to require the Company to repurchase all or a portion of the notes for a cash price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.
We have evaluated the conversion feature of this note offering for embedded derivatives in accordance with ASC 815, Derivatives and Hedging, and ASC 470, Debt. Based on our assessment, separate accounting for the conversion feature of this note offering is not required.
Of the $460 million 2.50% convertible senior notes issued, we incurred $10 million in issuance costs, which resulted in net proceeds of $450 million. We used the net proceeds of the initial offering to retire $425 million of our existing 0.50% convertible senior notes, due 2026. As a result of this retirement, we recognized a gain on debt extinguishment of $22 million, in the third quarter of 2024. This gain was included within other income (expense) on our consolidated statements of operations. As of September 30, 2024, $323 million (net of unamortized issuance costs) remains outstanding on these convertible notes.
For the third quarter of 2024, the effective interest rate of the $460 million 2.50% convertible senior notes was 2.6%. With respect to these notes, for the three and nine months ended September 30, 2024, we recognized interest expense of $1.7 million, of which, $0.3 million was due to the amortization of debt issuance costs and $1.4 million was due to contractual interest expense.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Floating Rate Equipment Notes
During the nine months ended September 30, 2024, we issued $350 million in floating rate equipment notes. Debt incurred matures on an aircraft-by-aircraft basis from October 2027 to June 2036, with principal and interest payable quarterly in arrears.
Sale-Leaseback Transactions
During the nine months ended September 30, 2024, we entered into $607 million of sale-leaseback transactions. These transactions did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our condensed consolidated statements of cash flows.
Short-term Borrowings
Citibank Line of Credit
As previously disclosed, on October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the "Facility"), among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto.
On July 29, 2024, the Company entered into the Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement, which modifies the Facility to, among other things, (i) extend the final maturity of the Facility to October 21, 2029; provided that if the Company’s 0.50% convertible senior notes due 2026 are not extended, refinanced or paid off, subject to a specified minimum outstanding principal amount thereof, then the Facility expiration will be automatically shortened to December 31, 2025; (ii) adjust the margin and the minimum liquidity requirements of the Company; (iii) replace the sustainability adjustment mechanism; (iv) allow for certain additions of eligible collateral; and (v) remove provisions relating to the terminated merger agreement with Spirit Airlines, Inc. ("Spirit").
As of and for the periods ended September 30, 2024 and December 31, 2023, we did not have a balance outstanding or any borrowings under the Facility.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended September 30, 2024 and December 31, 2023, we did not have a balance outstanding or any borrowings under this line of credit.
2022 $3.5 Billion Senior Secured Bridge Facility
JetBlue entered into a Second Amended and Restated Commitment Letter (the "Commitment Letter"), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the "Commitment Parties"), pursuant to which the Commitment Parties committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit under the Agreement and Plan of Merger (the "Merger Agreement"). The Commitment Letter was terminated on March 4, 2024. Prior to its termination, we did not have a balance outstanding or any borrowings under this facility. Please refer to Note 12 for additional details on the termination of the Merger Agreement.
Note 4 - Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 4.4 million and 2.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted loss

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

per share amounts were 3.9 million and 2.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The following table shows how we computed loss per common share for the three and nine months ended September 30, 2024 and 2023 (dollars and share data in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(60)	$(153)	$(751)	$(207)

Weighted average basic shares	346.9	333.3	344.0	331.0
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	$346.9	$333.3	$344.0	$331.0

Loss per common share
Basic	$(0.17)	$(0.46)	$(2.18)	$(0.63)
Diluted	$(0.17)	$(0.46)	$(2.18)	$(0.63)
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
Total 401(k) company match and non-elective crewmember contribution expense for the three months ended September 30, 2024 and 2023 was $68 million and $75 million, respectively and for the nine months ended September 30, 2024 and 2023 was $195 million and $213 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2024, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
Remainder of 2024	$283
2025	986
2026	723
2027	192
2028	262
Thereafter	3,959
Total	$6,405
Our firm aircraft orders include the following aircraft:

Firm Aircraft Orders (1)
Year	Airbus A220	Airbus A321neo	Total
Remainder of 2024	6	1	7
2025	20	4	24
2026	20	—	20
2027	5	—	5
2028	7	—	7
Thereafter	4	44	48
Total (2)	62	49	111
(1) The aircraft orders stated above represents the current delivery schedule set forth in our Airbus order book as of September 30, 2024.
(2) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.
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
As of September 30, 2024, we had $72 million in restricted cash and cash equivalents held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We also had $59 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partner LLC, a private entity that will finance, develop, and operate John F. Kennedy International Airport ("JFK") Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $9 million cash pledged primarily related to other business partner agreements, which will expire according to the terms of the related agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Labor Unions and Non-Unionized Crewmembers
As of September 30, 2024, 52% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 23% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Negotiations for an amended CBA began in May 2024. Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
ALPA
In January 2023, JetBlue pilots ratified a two-year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from the pay rate increases of $95 million. JetBlue pilots received an additional pay rate increase in August 2024 from this ratification, which resulted in an adjustment to paid time-off accruals of $26 million. These expenses are included within special items.
TWU
On July 14, 2022, TWU filed a representation application with the National Mediation Board ("NMB") seeking an election among the 35 pilot instructors (called "Flight Instructors"). JetBlue disputed TWU’s application alleging that "Flight Instructors" do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue’s argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations for an initial CBA are ongoing and began in April 2024.
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
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek monetary damages on behalf of a putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from NEA airports from July 16, 2020 through the present. Plaintiffs in these actions also seek to enjoin the NEA. JetBlue moved to dismiss the claims. In September 2024, the court issued its Decision and Order denying JetBlue’s motion to dismiss the consolidated NEA civil class action cases pending in the EDNY. We continue to believe these lawsuits are without merit.

For information on legal proceedings related to our previously planned acquisition of Spirit, see Note 12.
Note 7 - Fair Value
Under Topic 820, Fair Value Measurement of the FASB Accounting Standards Codification (the "Codification"), disclosures are required about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs as follows:
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,286	$—	$—	$2,286
Restricted cash equivalents	72	—	—	72
Available-for-sale investment securities	—	1,317	16	1,333

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$724	$—	$—	$724
Available-for-sale investment securities	—	314	16	330
Aircraft fuel derivatives	—	4	—	4
Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2024 and December 31, 2023.
Cash Equivalents and Restricted Cash Equivalents
Our cash equivalents include money market securities and time deposits which are readily convertible into cash, have maturities of three months or less when purchased, and are considered to be highly liquid and easily tradable. The money market securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy and recorded within cash and cash equivalents on our consolidated balance sheets. Restricted cash equivalents are composed of money market securities held as a reserve for principal and interest payments

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

associated with the financing of the TrueBlue® program.
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
We do not intend to sell these investment securities. The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$175	$175	$234	$231
Note 8 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than twelve months. Maturities greater than twelve months are recorded within investment securities in the other assets section of our consolidated balance sheets. The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Available-for-sale investment securities
Time deposits	$1,310	$290
Commercial paper	7	24
Debt securities	16	16
Total available-for-sale investment securities	1,333	330
Held-to-maturity investment securities
Corporate bonds	175	234
Total held-to-maturity investment securities	175	234
Total investments in debt securities	$1,508	$564
When sold, we use a specific identification method to determine the cost of the securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.
We recorded a gain of $1 million on our available-for-sale securities in gain (loss) on investments, net on our consolidated

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

statement of operations during the three and nine months ended September 30, 2024 and nine months ended September 30, 2023. We did not record any material gains or losses on our held-to-maturity investment securities during the three or nine months ended September 30, 2024 and 2023.
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023

Equity method investments (1)	$71	$43
JetBlue Ventures equity investments (2)	78	96
TWA Flight Center (3)	13	14
Total equity investments (4)	$162	$153
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees’ financial results is included in other income on our consolidated statement of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three or nine months ended September 30, 2024 and 2023.
(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three or nine months ended September 30, 2024 and 2023.
(4) As of September 30, 2024 and December 31, 2023, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value. Refer to the table below for investment gain (loss) activity during the three or nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
JBV Equity Investments
Realized loss recognized in gain (loss) on investments, net	$(3)	$(1)	$(5)	$(1)
Unrealized loss recognized in gain (loss) on investments, net (1)	—	—	(21)	—
Equity Securities
Realized gain recognized in gain (loss) on investments, net	—	—	—	4
Unrealized gain recognized in gain (loss) on investments, net	—	—	—	2
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
The following table illustrates the approximate hedged percentages of our projected fuel usage by quarter as of September 30, 2024 related to our outstanding fuel hedging contracts that were designated as cash flow hedges for accounting purposes.

Aircraft fuel call option spread agreements
Fourth quarter 2024	20%
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	September 30, 2024	December 31, 2023
Fuel derivatives
Asset fair value recorded in prepaid expenses and other current assets (1)	$—	$4
Longest remaining term (months)	3	3
Hedged volume (barrels, in thousands)	1,000	2,706
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	$(2)	$(3)
(1) Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(3)	$7	$(7)	$3
Hedge losses on derivatives recognized in comprehensive income (loss)	$5	$21	$6	$10
Percentage of actual consumption economically hedged	20%	30%	26%	23%
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
There were no offsetting derivative instruments as of September 30, 2024 and December 31, 2023.
Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2024 and 2023 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated loss, at June 30, 2024	$—	$(1)	$(1)
Reclassifications into earnings, net of taxes of $0	2	—	2
Change in fair value, net of taxes of $(1)	(4)	—	(4)
Balance of accumulated loss, at September 30, 2024	$(2)	$(1)	$(3)

Balance of accumulated loss, at June 30, 2023	$(5)	$(1)	$(6)
Reclassifications into earnings, net of taxes of $(2)	(5)	—	(5)
Change in fair value, net of taxes of $6	15	—	15
Balance of accumulated income (loss) at September 30, 2023	$5	$(1)	$4

    (1) Reclassified to aircraft fuel expense.
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2024 and 2023 is as follows (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $1	6	(1)	5
Change in fair value, net of taxes of $(1)	(5)	1	(4)
Balance of accumulated loss, at September 30, 2024	$(2)	$(1)	$(3)

Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes of $(1)	(2)	—	(2)
Change in fair value, net of taxes of $4	6	—	6
Balance of accumulated income (loss), at September 30, 2023	$5	$(1)	$4

(1) Reclassified to aircraft fuel expense.
Note 11 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Special items
Union contract costs (1)	$26	$8	$26	$104
Voluntary opt-out costs (2)	1	—	17	—
Spirit-related costs (3)	—	25	532	64
Embraer E190 fleet transition costs (4)	—	—	15	—
Total special items	$27	$33	$590	$168

(1) Union contract costs primarily relate to pilot ratification payments and adjustments to paid-time-off accruals resulting from pay rate increases. See Note 6 for further discussion.
(2) Voluntary opt-out costs relate to severance and benefit costs associated with the Company's opt-out program for eligible crewmembers in the airports, customer support, JetBlue Travel Products and support center workgroups.
(3) As a result of the termination of the Merger Agreement in March 2024, we wrote off the Spirit prepayment and breakup fee discussed in Note 12. These costs include Spirit-related consulting, professional, and legal fees. Spirit costs in 2023 primarily relate to consulting, professional and legal fees.
(4) Embraer E190 fleet transition costs relate to the early termination of a flight-hour engine services agreement.

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
Legal Proceedings Related to the Merger
As previously disclosed, in March 2023, the U.S. Department of Justice ("DOJ"), along with the Attorneys General of six states and the District of Columbia (the "AGs"), filed suit in the U.S. District Court for the District of Massachusetts against JetBlue and Spirit, seeking a permanent injunction preventing the Merger (the "Government Merger Lawsuit"). The trial commenced on October 31, 2023 and on January 17, 2024, the Court issued its Final Judgment and Order granting the plaintiffs' request for a permanent injunction of the Merger. On January 19, 2024, JetBlue and Spirit filed a Notice of Appeal with respect to the January 17, 2024 Final Judgment and Order and the Court’s corresponding January 16, 2024 Findings of Facts and Conclusion of Law, which the parties then moved to dismiss following their entrance into the Termination Agreement. On March 5, 2024, the Court approved JetBlue and Spirit's voluntary dismissal of the appeal. Subsequent to this decision, JetBlue and Spirit reached a tentative settlement with the AGs for legal fees related to their joining the DOJ in this lawsuit.
As also previously disclosed, on November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the "Private Merger Lawsuit"). On March 29, 2023, the Private Merger Lawsuit was transferred to the U.S. District Court for the District of Massachusetts. The trial in the Private Merger Lawsuit was stayed pending resolution of the Government Merger Lawsuit. Following the execution of the Termination Agreement, JetBlue and Spirit moved to dismiss all proceedings related to the Private Merger Lawsuit in the U.S. District Court for the District of Massachusetts and the United States Court of Appeals for the First Circuit. The motions were granted by the United States Court of Appeals for the First Circuit and the U.S. District Court for the District of Massachusetts on April 29, 2024 and June 18, 2024, respectively. The plaintiffs' subsequently moved for recovery of attorneys' fees related to the lawsuit. On September 5, 2024, Judge Young of the U.S. District Court of Massachusetts denied the plaintiffs' motion for legal fees. On September 13, 2024, the plaintiffs filed a notice of appeal of Judge Young's order in the United States Court of Appeals for the First Circuit. JetBlue continues to believe that the plaintiffs' request for legal fees and the related appeal is without merit.

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
OVERVIEW
Third Quarter 2024 Results
In the third quarter of 2024, we incurred $60 million in net loss, compared to a net loss of $153 million for the same period in 2023. We continued to progress on our revenue initiatives in the third quarter. We saw revenue strength in our premium product offerings, with Even More Space, preferred seating, and Mint performing well. Also, our Blue Basic carry-on bag changes implemented this quarter, helped bolster our revenue results. In addition, improvements in our operational metrics resulted in greater cost efficiencies. Fuel prices declined over the quarter and we continued to make progress on our cost savings programs, allowing us to maintain low costs for the quarter.
Our third quarter 2024 highlights include the following:
•Third quarter 2024 system available seat miles ("ASMs" or "capacity") decreased by 3.6% compared to the third quarter of 2023.
•Systemwide on-time performance for the third quarter 2024 was 70.7% compared to 58.5% for the same period in 2023.
•Completion factor increased to 98.1% in the third quarter of 2024 from 96.3% in the same period in 2023.
•Operating revenue for the third quarter of 2024 was $2.4 billion, an increase of $12 million, or 0.5% compared to the third quarter of 2023.
•Operating expense for the third quarter of 2024 was $2.4 billion, a 4.2% decrease year-over-year.
•Operating expense, excluding special items, for the third quarter of 2024 decreased 4.1%(1) year-over-year.
•Operating expense per available seat mile ("CASM") for the third quarter of 2024 decreased by 0.7% year-over-year to 14.35 cents compared to the third quarter of 2023.
•Our operating expense for the third quarter of 2024 and 2023 included the effects of special items. Excluding aircraft fuel, special items, and operating expenses related to our non-airline businesses, our operating expense (1) was $1.8 billion, an increase of 1.1% year-over-year.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 4.8% to 10.62 cents in the third quarter of 2024 compared to the third quarter of 2023.
•For the third quarter of 2024 and 2023, our reported loss per share was $0.17 and $0.46, respectively. Excluding special items, our adjusted loss per share (1) for the third quarter of 2024 and 2023 was $0.16 and $0.39, respectively.
Recent Developments
JetForward
In July 2024, JetBlue announced JetForward, our strategic framework focused on four priority moves: delivering reliable and caring service, building the best east coast leisure network, offering products and perks customers value, and providing a secure financial future. Our JetForward plan, which is designed to support our long-term profitability goals, reflects various assumptions regarding factors that may impact our operational and financial performance. For further information on potential factors that could affect the success of our strategic initiatives, including JetForward, see our 2023 Form 10-K.
The sections below highlight some additional changes made to support these priority moves during the quarter.
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
In the first nine months of 2024, we announced a number of network changes, which included 15 station closures and over 50 route exits.
During the quarter, we redeployed aircraft to leisure-focused routes originating from Northeast airports, such as Rhode Island's T.F. Green International Airport and Connecticut's Bradley International Airport.
Customer Experience and Products
During the quarter, we continued to make enhancements to our customer experience by increasing the value of our product offerings and customer experience.
We announced plans for the opening of airport lounges at John F. Kennedy International Airport (JFK) Terminal 5 and Boston Logan International Airport (BOS) Terminal C. The JFK lounge is expected to open in late 2025, with the BOS lounge expected to follow shortly thereafter.
We implemented a baggage policy update to the Blue Basic fare, which now includes a free carry-on bag. We also expanded the co-brand portfolio with the announcement of a premium co-branded credit card. Furthermore, we announced plans to improve the Even More Space booking process and onboard soft product experience.
Sustainability
We signed a new commercial agreement to purchase, during the initial 12-month period, approximately 3.3 million gallons of blended sustainable aviation fuel (with an option to purchase up to an additional 13.3 million gallons).
Liquidity
At September 30, 2024, we had $4.1 billion in liquidity, which included unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities. In addition, we had a $600 million Citibank line of credit.
For the nine months ended September 30, 2024, we completed the following financing transactions:
•raised approximately $2.8 billion in proceeds through the issuance of 9.875% senior secured notes due 2031 ("TrueBlue® Notes") and borrowings under a new senior secured term loan facility due 2029 (the "TrueBlue® Term Loan Facility", collectively the "TrueBlue® Financings");
•issued $460 million of 2.50% convertible senior notes;
•issued $350 million in floating rate equipment notes;
•entered into $607 million of sale-leaseback transactions; and
•repaid $631 million on our outstanding debt and finance lease obligations, including the early retirement of $425 million related to our existing 0.50% convertible senior notes.
Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information on these financing transactions.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the Federal Aviation Administration ("FAA"), for removal of certain engines for inspection due to a rare condition in powdered metal used to manufacture certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A220 and Airbus A321neo fleets. The rare condition powdered metal affects engines manufactured between October 2015 and September 2021. Engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of September 30, 2024, we had 11 aircraft
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
grounded due to lack of engine availability. The Company currently expects each removed engine to take up to 360 days to complete a shop visit and return to a serviceable condition. For the full year ended December 31, 2024, the Company expects an average of 11 aircraft grounded. We currently expect aircraft out of service in 2025 to average in the mid-to-high teens.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 vs. 2023
Overview
We reported net loss of $60 million, operating loss of $38 million and an operating margin of (1.6)% for the three months ended September 30, 2024. This compares to net loss of $153 million, an operating loss of $156 million and an operating margin of (6.6)% for the three months ended September 30, 2023. Our loss per share was $0.17 for the third quarter of 2024 compared to a loss per share of $0.46 for the same period in 2023. Net loss decreased $93 million year-over-year primarily due to lower fuel costs.
Our reported results for the three months ended September 30, 2024 included the effects of special items. Adjusting for these one-time items, our adjusted net loss (1) was $54 million, adjusted operating loss (1) was $11 million, adjusted operating margin (1) was (0.4)%, and adjusted loss per share (1) was $0.16 for the three months ended September 30, 2024.
Our reported results for the three months ended September 30, 2023 included the effects of special items. Adjusting for these one-time items, our adjusted net loss (1) was $129 million, adjusted operating loss (1) was $123 million, adjusted operating margin (1) was (5.2)%, and adjusted loss per share (1) was $0.39 for the three months ended September 30, 2023.
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the third quarter of 2024, our systemwide on-time performance was 70.7% compared to 58.5% for the same period in 2023. Our completion factor increased to 98.1% in the third quarter of 2024 from 96.3% in the same period in 2023.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2024	2023	$	%
Passenger revenue	$2,198	$2,201	$(3)	(0.1)%
Other revenue	167	152	15	9.8%
Total operating revenues	$2,365	$2,353	$12	0.5%

Average fare	$207.46	$201.73	$5.73	2.8%
Yield per passenger mile (cents)	15.17	14.89	0.28	1.9
Passenger revenue per ASM (cents)	13.13	12.68	0.45	3.6
Operating revenue per ASM (cents)	14.13	13.55	0.58	4.3
Average stage length (miles)	1,298	1,253	45	3.6
Revenue passengers (thousands)	10,596	10,911	(315)	(2.9)
Revenue passenger miles (millions)	14,491	14,777	(286)	(1.9)
Available seat miles (ASMs) (millions)	16,740	17,362	(622)	(3.6)
Load factor	86.6%	85.1%		1.5	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. Passenger revenue was flat for the three months ended September 30, 2024 compared to the same period in 2023. This was mainly driven by a 3.6% reduction in capacity, offset by a 1.9% increase yield per passenger mile.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $15 million, or 9.8%, was principally driven by an increase in TrueBlue® marketing revenue due to higher customer spend as well as an increase in vacation bookings.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2024	2023	$	%	2024	2023	% Change
Aircraft fuel	$584	$701	$(117)	(16.8)%	3.49	4.04	(13.7)%
Salaries, wages and benefits	827	790	37	4.7	4.94	4.55	8.6
Landing fees and other rents	176	176	—	0.1	1.05	1.01	3.9
Depreciation and amortization	165	155	10	6.4	0.99	0.90	10.3
Aircraft rent	21	33	(12)	(37.0)	0.12	0.19	(34.6)
Sales and marketing	81	80	1	1.0	0.48	0.46	4.8
Maintenance, materials and repairs	160	168	(8)	(4.8)	0.95	0.97	(1.3)
Special items	27	33	(6)	(17.3)	0.16	0.19	(14.3)%
Other operating expenses	362	373	(11)	(3.0)	2.16	2.14	0.6
Total operating expenses	$2,403	$2,509	$(106)	(4.2)%	14.35	14.45	(0.7)%

Total operating expenses excluding special items (1)	$2,376	$2,476	$(100)	(4.1)%	14.19	14.26	(0.5)%
Aircraft Fuel
Aircraft fuel decreased by $117 million, or 16.8%, for the three months ended September 30, 2024 compared to the same period in 2023. The average fuel price decreased by 12.2% to $2.67 per gallon and fuel consumption decreased by 5.1%, or 11 million gallons.
Depreciation and Amortization
Depreciation and amortization increased by $10 million, or 6.4%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by the induction of new aircraft.
Aircraft Rent
Aircraft rent decreased $12 million, or 37.0%, in the three months ended September 30, 2024 compared to the same period in 2023, as a result of fewer leases for the Airbus A320 aircraft and Embraer E190 aircraft. The Company purchased certain A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor as part of the Company's fleet transition plan.
Special Items
For the three months ended September 30, 2024, special items included the following:
•$26 million relating to union contract costs; and
•$1 million relating to voluntary opt-out costs.
For the three months ended September 30, 2023, special items included the following:
•$25 million relating to Spirit-related costs; and
•$8 million relating to union contract costs.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2024	2023	$	%
Interest expense	$(100)	$(53)	$(47)	89.0%
Interest income	30	19	11	55.0
Capitalized interest	3	5	(2)	(32.3)
Gain (loss) on investments, net	(2)	—	(2)	NM (2)
Gain on debt extinguishments	22	—	22	NM
Other	7	11	(4)	(41.8)
Total other expense	$(40)	$(18)	$(22)	NM
(2) Not meaningful or greater than 100% change.
Interest Expense
Interest expense increased by $47 million, or 89.0%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to incremental aircraft sale-leaseback transactions, new equipment notes, and the financing of our TrueBlue® program. These increases were partially offset by commitment fees incurred in 2023 related to the $3.5 billion Senior Secured Bridge Facility, but canceled in March 2024 in connection with the termination of the merger with Spirit.
Interest Income
Interest income increased by $11 million, or 55.0%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by an increase in short term investments due to the proceeds received from the TrueBlue® Financings.
Gain on Debt Extinguishments
Gain on debt extinguishments increased by $22 million, for the three months ended September 30, 2024 compared to the same period in 2023. This gain was due to the early retirement on a portion of our 0.50% convertible senior notes, due 2026.
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2024 vs. 2023
Overview
We reported a net loss of $751 million, an operating loss of $700 million and an operating margin of (10.0)% for the nine months ended September 30, 2024. This compares to a net loss of $207 million, an operating loss of $163 million and an operating margin of (2.2)% for the nine months ended September 30, 2023. Loss per share was $2.18 for the nine months ended September 30, 2024 compared to a loss per share of $0.63 for the same period in 2023.
Our reported results for the nine months ended September 30, 2024 included the effects of special items and certain gains and losses on investments. Adjusted for these items, our adjusted net loss (1) was $173 million, adjusted operating loss (1) was $110 million, adjusted operating margin (1) was (1.6)%, and adjusted loss per share (1) was $0.50 for the nine months ended September 30, 2024.
Our reported results for the nine months ended September 30, 2023 included the effects of special items and certain gains and losses on investments. Adjusting for these items, our adjusted net loss (1) was $74 million, adjusted operating income(1) was $5 million, adjusted operating margin (1) was 0.1%, and adjusted loss per share (1) was $0.22 for the nine months ended September 30, 2023.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2024	2023	$	%
Passenger revenue	$6,518	$6,842	$(324)	(4.7)%
Other revenue	484	448	36	8.2
Total operating revenues	$7,002	$7,290	$(288)	(3.9)%

Average fare	$213.31	$211.77	$1.54	0.7%
Yield per passenger mile (cents)	15.64	15.93	(0.29)	(1.8)
Passenger revenue per ASM (cents)	13.05	13.29	(0.24)	(1.8)
Operating revenue per ASM (cents)	14.02	14.16	(0.14)	(1.0)
Average stage length (miles)	1,290	1,223	67	5.5
Revenue passengers (thousands)	30,556	32,309	(1,753)	(5.4)
Revenue passenger miles (millions)	41,685	42,950	(1,265)	(2.9)
Available seat miles (ASMs) (millions)	49,940	51,484	(1,544)	(3.0)
Load factor	83.5%	83.4%		0.1	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. The decrease in passenger revenue of $324 million, or 4.7%, for the nine months ended September 30, 2024 compared to the same period in 2023 is due to a 3.0% reduction in capacity and a 1.8% decrease in yield per passenger mile.
Other revenue is primarily comprised of the marketing component of the sales of our TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $36 million, or 8.2%, was principally driven by an increase in TrueBlue® marketing revenue due to higher customer spend as well as an increase in our vacation bookings.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2024	2023	$	%	2024	2023	% Change
Aircraft fuel	$1,835	$2,108	$(273)	(12.9)%	3.67	4.09	(10.3)%
Salaries, wages and benefits	2,434	2,304	130	5.7	4.88	4.47	8.9
Landing fees and other rents	518	499	19	3.8	1.04	0.97	7.0
Depreciation and amortization	487	462	25	5.5	0.98	0.90	8.7
Aircraft rent	73	99	(26)	(26.2)	0.15	0.19	(23.9)
Sales and marketing	245	237	8	3.2	0.49	0.46	6.4
Maintenance, materials and repairs	442	512	(70)	(13.7)	0.89	1.00	(11.0)
Special items	590	168	422	NM (2)	1.18	0.33	NM
Other operating expenses	1,078	1,064	14	1.4	2.16	2.07	4.5
Total operating expenses	$7,702	$7,453	$249	3.4%	15.42	14.48	6.5%

Total operating expenses excluding special items (1)	$7,112	$7,285	$(173)	(2.4)%	14.24	14.15	0.7%
(2) Not meaningful or greater than 100% change.
Aircraft Fuel
Aircraft fuel decreased by $273 million, or 12.9%, for the nine months ended September 30, 2024 compared to the same period in 2023. The average fuel price for the nine months ended September 30, 2024 decreased by 9.0% to $2.83 per gallon and fuel consumption decreased by 4.4%, or 30 million gallons.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $130 million, or 5.7%, for the nine months ended September 30, 2024 compared to the same period in 2023, driven by wage rate increases. The wage rate increases were primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14% and additional pay rate increases of 3% and 9% in August 2023 and August 2024, respectively.
Depreciation and Amortization
Depreciation and amortization increased by $25 million, or 5.5%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by the induction of new aircraft.
Aircraft Rent
Aircraft rent decreased $26 million, or 26.2%, in the nine months ended September 30, 2024 compared to the same period in 2023 as a result of fewer leases for the Airbus A320 aircraft and the Embraer E190 aircraft. The Company purchased certain Airbus A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor as part of the Company's fleet transition plan.
Maintenance, Materials and Repairs
Maintenance, materials and repairs decreased $70 million, or 13.7%, for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a lower volume of Airbus A320 engine repairs and the termination of the Embraer E190 flight-hour engine services agreement.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
For the nine months ended September 30, 2024, special items included the following:
•$532 million relating to Spirit-related costs;
•$26 million relating to union contract costs;
•$17 million relating to voluntary opt-out costs; and
•$15 million relating to Embraer E190 fleet transition costs.
For the nine months ended September 30, 2023, special items included the following:
•$104 million relating to union contract costs; and
•$64 million relating to Spirit-related costs.

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2024	2023	$	%
Interest expense	$(215)	$(145)	$(70)	47.7%
Interest income	66	50	16	34.5
Capitalized interest	12	14	(2)	(17.2)
Gain (loss) on investments, net	(25)	6	(31)	NM (2)
Gain on debt extinguishments	22	—	22	NM
Other	26	14	12	91.1
Total other expense	$(114)	$(61)	$(53)	(84.1)%
(2) Not meaningful or greater than 100% change.
Interest Expense
Interest expense increased by $70 million, or 47.7%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily due to incremental aircraft sale-leaseback transactions, new equipment notes, and the financing of our TrueBlue® program. These increases were partially offset by commitment fees incurred in 2023 related to the $3.5 billion Senior Secured Bridge Facility, but canceled in March 2024 in connection with the termination of the merger with Spirit.
Interest Income
Interest income increased by $16 million, or 34.5%, for the nine months ended September 30, 2024 compared to the same period in 2023. This increase was primarily driven by an increase in short term investments from the proceeds received from the TrueBlue® Financings
Gain (Loss) on Investments, Net
Gain (loss) on investments, net resulted in $25 million loss for the nine months ended September 30, 2024. This loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JetBlue Technology Ventures LLC ("JBV") equity investments. For the nine months ended September 30, 2023, gain (loss) on investments resulted in a $6 million gain on certain equity securities.
Gain on Debt Extinguishments
Gain on debt extinguishments increased by $22 million, for the nine months ended September 30, 2024 compared to the same period in 2023. This gain was due to the early retirement on a portion of our 0.50% convertible senior notes, due 2026.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2024	2023	%		2024	2023	%
Operational Statistics
Revenue passengers (thousands)	10,596	10,911	(2.9)		30,556	32,309	(5.4)
Revenue passenger miles (RPMs) (millions)	14,491	14,777	(1.9)		41,685	42,950	(2.9)
Available seat miles (ASMs) (millions)	16,740	17,362	(3.6)		49,940	51,484	(3.0)
Load factor	86.6%	85.1%	1.5	pts	83.5%	83.4%	0.1	pts
Aircraft utilization (hours per day) (2)	10.2	10.7	(4.7)		10.2	10.9	(6.4)

Average fare	$207.46	$201.73	2.8		$213.31	$211.77	0.7
Yield per passenger mile (cents)	15.17	14.89	1.9		15.64	15.93	(1.8)
Passenger revenue per ASM (cents)	13.13	12.68	3.6		13.05	13.29	(1.8)
Operating revenue per ASM (cents)	14.13	13.55	4.3		14.02	14.16	(1.0)
Operating expense per ASM (cents)	14.35	14.45	(0.7)		15.42	14.48	6.5
Operating expense per ASM, excluding fuel (1)	10.62	10.13	4.8		10.48	9.96	5.2

Departures	80,037	85,971	(6.9)		241,161	262,488	(8.1)
Average stage length (miles)	1,298	1,253	3.6		1,290	1,223	5.5
Average number of operating aircraft during period	286	283	1.2		286	281	1.8
Average fuel cost per gallon	$2.67	$3.04	(12.2)		$2.83	$3.11	(9.0)
Fuel gallons consumed (millions)	219	230	(5.1)		647	677	(4.4)
Average number of full-time equivalent crewmembers	19,788	20,661	(4.2)		20,036	20,706	(3.2)
(2) Includes aircraft temporarily removed from service, including aircraft impacted by the Pratt & Whitney engine groundings and lack of engine availability.
We expect our operating results to significantly fluctuate from quarter-to-quarter in the future due to factors such as economic conditions, weather events, cost of aircraft fuel, and various other factors, many of which are outside of our control. As an example, air traffic controller shortages in the Northeast and Florida continue to cause disruptions in the industry, resulting in the FAA waiving the minimum usage requirement and permitting us to voluntarily turn in up to 10% of our slots in the New York area to help protect our operations. Even with a reduced number of flights, we experienced and continue to expect challenges in the operating environment. Consequently, we believe quarter-to-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase as we acquire additional aircraft and as our fleet ages.
Operational challenges have impacted our business in 2024 and may impact our business in the future. Additionally, reliability challenges with some of our aircraft engines using new technology have led to grounded aircraft events. These challenges have resulted - and are expected to continue to result - in flight delays and cancellations.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In July 2024, we entered into an amendment to the Second Amended and Restated Credit and Guaranty Agreement (the “Facility”), dated July 29, 2024, among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto (the "Second Amendment"), which modifies the Facility to, among other things, (i) extend the final maturity of the Facility to October 21, 2029; (ii) adjust the margin and the minimum liquidity requirements of the Company; (iii) replace the sustainability adjustment mechanism; (iv) allow for certain additions of eligible collateral; and (v) remove provisions relating to the terminated merger agreement with Spirit.
In August 2024, we raised approximately $2.8 billion in proceeds through the issuance of the TrueBlue® Financings, which in each case are secured by collateral consisting of assets related to our TrueBlue® loyalty program. We also raised $460 million in proceeds through the issuance of 2.50% convertible senior notes, due 2029. The initial net proceeds from the 2.50% convertible senior notes were used to retire a portion of our existing 0.50% convertible senior notes, due 2026. Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information on these financing transactions.
In the future, we may decide to seek additional financing or to further increase our capital resources by issuing shares of our capital stock, offering debt or other equity securities or refinancing outstanding debt or securities. Issuing additional shares of our capital stock, other equity securities or additional securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Our debt agreements contain various affirmative, negative and financial covenants and complying with certain of these covenants, or entering into agreements with additional covenants, may restrict our ability to pursue our strategy or otherwise constrain our operations. Failure to comply with these covenants could lead to an event of default under the agreements, which may result in, among other things, an acceleration of outstanding obligations under such agreements. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the availability, amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.
At September 30, 2024, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of $4.1 billion, which we believe will be sufficient to satisfy our liquidity needs for at least the next twelve months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $161 million and $486 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in operating cash flow is driven by the change in working capital and Spirit merger termination.
Investing Activities
During the nine months ended September 30, 2024, flight equipment capital expenditures included $992 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $65 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $70 million. Investing activities for the current year period also included $942 million in net purchases of investment securities, $75 million in aircraft pre-delivery deposit payments and $22 million in Spirit shareholder payments.
During the nine months ended September 30, 2023, flight equipment capital expenditures included $618 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $42 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $90 million. Investing activities also included $98 million in Spirit shareholder payments, $53 million in net purchases of investment securities and $23 million in aircraft pre-delivery deposit payments.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing activities for the nine months ended September 30, 2024 primarily consisted of $2.8 billion in proceeds from the TrueBlue® Financings, $460 million from the issuance of the 2.50% convertible senior notes, $607 million in proceeds from sale-leaseback transactions, and $350 million in proceeds from the issuance of equipment notes to finance certain aircraft. Additionally, we issued $31 million of common stock relating to our crewmember stock purchase plan. These proceeds were partially offset by $631 million in payments on our outstanding debt and finance lease obligations, which includes the retirement of a portion of our existing 0.50% convertible senior notes.
Financing activities for the nine months ended September 30, 2023 primarily consisted of proceeds from sale-leaseback transactions of $523 million, issuance of $78 million in equipment notes to finance certain aircraft and issuance of common stock of $31 million related to our crewmember stock purchase plan. These proceeds were partially offset by $254 million in payments on our outstanding debt and finance lease obligations.
Working Capital
We had working capital of $800 million and a working capital deficit of $1.5 billion at September 30, 2024 and December 31, 2023, respectively. Our working capital increased by $2.3 billion primarily due to an increase in cash and investment securities from raising $2.8 billion in proceeds from the TrueBlue® Financings and raising $460 million in proceeds from the issuance of the 2.50% convertible senior notes. These increases were offset in part by $631 million in payments on our outstanding debt and finance lease obligations, which included an early retirement of a portion of our 0.50% convertible senior notes.
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
Contractual Obligations
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Debt and finance lease obligations (1)	$276	$883	$1,189	$850	$926	$7,592	$11,716
Operating lease obligations	33	112	91	91	79	367	773
Flight equipment purchase obligations (2)	283	986	723	192	262	3,959	6,405
Other obligations (3)	92	318	324	334	404	—	1,472
Total	$684	$2,299	$2,327	$1,467	$1,671	$11,918	$20,366
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after September 30, 2024.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on September 30, 2024 rates.
(2) Amounts represent obligations based on the current delivery schedule set forth in our Airbus order book as of September 30, 2024.
(3) Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
As of September 30, 2024, we were in compliance with the material covenants of our debt and lease agreements.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In August 2024, JetBlue co-issued with JetBlue Loyalty, LP, the TrueBlue® Notes and TrueBlue® Term Loan Facility. The agreements governing the TrueBlue® Notes and TrueBlue® Term Loan Facility contains affirmative, negative and financial covenants including compliance with certain debt service coverage ratios and minimum liquidity requirements. These agreements also contain events of default, including a cross-default to other material indebtedness.
We have approximately $59 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 63% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.
Aircraft
As of September 30, 2024, our operating fleet consisted of (1):

Aircraft Type	Aircraft Count
Airbus A220	38
Airbus A320	11
Airbus A320 Restyled	119
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint®	9
Airbus A321neoLR with Mint®	11
Embraer E190 (2)	20
Total	287
(1) This table includes aircraft that have been temporarily removed from service, including 11 aircraft grounded as of September 30, 2024, due to the required removal of certain Pratt & Whitney engines for inspection and lack of engine availability. All aircraft temporarily removed from service are expected to return to operation in the future.
(2) Embraer E190 excludes 13 permanently parked owned aircraft and 8 parked aircraft awaiting lease return.
Of our operating fleet, 259 are owned by us, 28 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of September 30, 2024, the average age of our operating fleet was 12.0 years.
Firm Aircraft Orders
Our firm aircraft orders include the following aircraft (1):

Year	Airbus A220	Airbus A321neo	Total
Remainder of 2024	6	1	7
2025	20	4	24
2026	20	—	20
2027	5	—	5
2028	7	—	7
Thereafter	4	44	48
Total (2)	62	49	111
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.

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
Operating Expenses, excluding Fuel, Other Non-Airline Operating Expenses, and Special Items ("Operating Expenses ex-fuel") and Operating Expense ex-fuel per Available Seat Mile ("CASM ex-fuel")
Operating Expense per Available Seat Mile ("CASM") is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel, operating expenses related to other non-airline businesses, such as JetBlue Technology Ventures and JetBlue Travel Products, and special items from total operating expenses to determine Operating Expenses ex-fuel, which is a non-GAAP financial measure, and we exclude the same items from CASM to determine CASM ex-fuel, which is also a non-GAAP financial measure. We believe the impact of these special items distorts our overall trends and that our metrics are more comparable with the presentation of our results excluding such impact.
We believe Operating Expenses ex-fuel and CASM ex-fuel are useful for investors because they provide investors the ability to measure our financial performance excluding items that are beyond our control, such as fuel costs, which are subject to many economic and political factors, as well as items that are not related to the generation of an available seat mile, such as operating expense related to certain non-airline businesses and special items. We believe these non-GAAP measures are more indicative of our ability to manage airline costs and are more comparable to measures reported by other major airlines.
For the three months ended September 30, 2024, special items included union contract costs and voluntary opt-out costs. For the nine months ended September 30, 2024, special items included Spirit-related costs, union contract costs, voluntary opt-out costs, and Embraer E190 fleet transition costs.
For the three and nine months ended September 30, 2023, special items included Spirit-related costs and union contract costs.
The table below provides a reconciliation of our total operating expenses (GAAP measure) to Operating Expenses ex-fuel, and our CASM to CASM ex-fuel for the periods presented.

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Three Months Ended September 30,
	$			Cents per ASM
($ in millions; per ASM data in cents; percent changes based on unrounded numbers)	2024	2023	Percent Change	2024	2023	Percent Change
Total operating expenses	$2,403	$2,509	(4.2)	14.35	14.45	(0.7)
Less:
Aircraft fuel	584	701	(16.8)	3.49	4.04	(13.7)
Other non-airline expenses	14	16	(10.7)	0.08	0.09	(7.4)
Special items	27	33	(17.3)	0.16	0.19	(14.3)
Operating expenses, excluding fuel	$1,778	$1,759	1.1	10.62	10.13	4.8

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Nine Months Ended September 30,
	$			Cents per ASM
($ in millions; per ASM data in cents; percent changes based on unrounded numbers)	2024	2023	Percent Change	2024	2023	Percent Change
Total operating expenses	$7,702	$7,453	3.4	15.42	14.48	6.5
Less:
Aircraft fuel	1,835	2,108	(12.9)	3.67	4.09	(10.3)
Other non-airline expenses	46	49	(5.7)	0.09	0.09	(2.8)
Special items	590	168	NM (1)	1.18	0.33	NM
Operating expenses, excluding fuel	$5,231	$5,128	2.0	10.48	9.96	5.2
(1) Not meaningful or greater than 100% change.
Operating Expense, Operating Loss, Adjusted Operating Margin, Pre-tax Loss, Adjusted Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items, Gain (Loss) on Investments and Gain on Debt Extinguishments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For the three months ended September 30, 2024, special items included union contract costs and voluntary opt-out costs. For the nine months ended September 30, 2024, special items included Spirit-related costs, union contract costs, voluntary opt-out costs, and Embraer E190 fleet transition costs.
For the three and nine months ended September 30, 2023 special items included Spirit-related costs and union contract costs.
Certain net gains and losses on our investments and the gain on debt extinguishments were also excluded from our September 30, 2024 and 2023 non-GAAP results.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, ADJUSTED OPERATING MARGIN, PRE-TAX LOSS, ADJUSTED PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, GAIN (LOSS) ON INVESTMENTS AND GAIN ON DEBT EXTINGUISHMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except percentages)	2024	2023	2024	2023
Total operating revenues	$2,365	$2,353	$7,002	$7,290

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,403	$2,509	$7,702	$7,453
Less: Special items	27	33	590	168
Total operating expenses excluding special items	$2,376	$2,476	$7,112	$7,285
Percent change	(4.1)%		(2.4)%

RECONCILIATION OF OPERATING LOSS
Operating loss	$(38)	$(156)	$(700)	$(163)
Add back: Special items	27	33	590	168
Operating income (loss) excluding special items	$(11)	$(123)	$(110)	$5

RECONCILIATION OF ADJUSTED OPERATING MARGIN
Operating margin	(1.6)%	(6.6)%	(10.0)%	(2.2)%

Operating income (loss) excluding special items	$(11)	$(123)	$(110)	$5
Total operating revenues	2,365	2,353	7,002	7,290
Adjusted operating margin	(0.4)%	(5.2)%	(1.6)%	0.1%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(78)	$(174)	$(814)	$(224)
Add back: Special items	27	33	590	168
Less: Gain (loss) on investments, net	(2)	—	(25)	6
Less: Gain on debt extinguishments	22	—	22	—
Loss before income taxes excluding special items, gain (loss) on investments and gain on debt extinguishments	$(71)	$(141)	$(221)	$(62)

RECONCILIATION OF ADJUSTED PRE-TAX MARGIN
Pre-tax margin	(3.3)%	(7.4)%	(11.6)%	(3.1)%

Loss before income taxes excluding special items	$(71)	$(141)	$(221)	$(62)
Total operating revenues	2,365	2,353	7,002	7,290
Adjusted pre-tax margin	(3.0)%	(6.0)%	(3.2)%	(0.9)%

RECONCILIATION OF NET LOSS
Net loss	$(60)	$(153)	$(751)	$(207)
Add back: Special items	27	33	590	168
Less: Income tax benefit related to special items	6	9	14	30
Less: Gain (loss) on investments, net	(2)	—	(25)	6
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	—	6	(1)
Less: Gain on debt extinguishments	22	—	22	—
Less: Income tax expense related to gain on debt extinguishments	(5)	—	(5)	—
Net loss excluding special items, gain (loss) on investments and gain on debt extinguishments	$(54)	$(129)	$(173)	$(74)

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, ADJUSTED OPERATING MARGIN, PRE-TAX LOSS, ADJUSTED PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, GAIN (LOSS) ON INVESTMENTS AND GAIN ON DEBT EXTINGUISHMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
CALCULATION OF LOSS PER SHARE	2024	2023	2024	2023
Loss per common share
Basic	$(0.17)	$(0.46)	$(2.18)	$(0.63)
Add back: Special items	0.07	0.10	1.72	0.51
Less: Income tax benefit related to special items	0.02	0.03	0.04	0.08
Less: Gain (loss) on investments, net	(0.01)	—	(0.07)	0.02
Less: Income tax benefit related to gain (loss) on investments, net	—	—	0.02	—
Less: Gain on debt extinguishments	0.06	—	0.06	—
Less: Income tax expense related to gain on debt extinguishments	(0.01)	—	(0.01)	—
Basic excluding special items, gain (loss) on investments and gain on debt extinguishments	$(0.16)	$(0.39)	$(0.50)	$(0.22)

Diluted	$(0.17)	$(0.46)	$(2.18)	$(0.63)
Add back: Special items	0.07	0.10	1.72	0.51
Less: Income tax benefit related to special items	0.02	0.03	0.04	0.08
Less: Gain (loss) on investments, net	(0.01)	—	(0.07)	0.02
Less: Income tax benefit related to gain (loss) on investments, net	—	—	0.02	—
Less: Gain on debt extinguishments	0.06	—	0.06	—
Less: Income tax expense related to gain on debt extinguishments	(0.01)	—	(0.01)	—
Diluted excluding special items, gain (loss) on investments and gain on debt extinguishments	$(0.16)	$(0.39)	$(0.50)	$(0.22)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2023 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the September 30, 2024 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $211 million. As of September 30, 2024, we have hedged approximately 20% for the fourth quarter of 2024.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.8 billion of our debt and finance lease obligations, with the remaining $1.4 billion having floating interest rates. As of September 30, 2024, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $15 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2024 than they were during 2023, our interest income from cash and investment balances would decrease by approximately $11 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Except as previously disclosed in our Current Reports on Form 8-K filed on August 21, 2024 and September 3, 2024 we did not make any unregistered sales of equity securities during the period covered by this Report.
(b) Not applicable.
(c) None.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the three months ended September 30, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
4.1*§
Indenture, dated as of August 27, 2024, by and among JetBlue Airways Corporation and JetBlue Loyalty, LP as Issuers, the Subsidiaries of JetBlue Airways Corporation party thereto as Guarantors and Wilmington Trust, National Association, as Trustee and Collateral Custodian.

4.2*	Indenture, dated August 16, 2024, between JetBlue Airways Corporation, as issuer, and Wilmington Trust, National Association, as trustee
10.1
Separation Agreement and General Release, dated as of July 20, 2024, by and between JetBlue Airways Corporation and Brandon Nelson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 23, 2024)

10.2*^§	Amendment No. 18 to Airbus Family Purchase Agreement, dated as of July 26, 2024, between Airbus S.A.S. and JetBlue Airways Corporation.
10.3*^§
Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of July 29, 2024, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent

10.4*§
Term Loan Credit and Guaranty Agreement, dated as of August 27, 2024, by and among JetBlue Airways Corporation and JetBlue Loyalty, LP as Borrowers, the Subsidiaries of JetBlue Airways Corporation party thereto as Guarantors, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Wilmington Trust, National Association, as Collateral Administrator.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 29, 2024	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)