Form 10-K
period 2024-12-31
JETBLUE AIRWAYS CORP
filed 2025-02-14
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $2.1 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2025 was 353,001,047 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION
This Annual Report (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, including our JetForward initiatives, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, and our expectations regarding the remaining impact of the wind down of our Northeast Alliance ("NEA") with American Airlines Group Inc. and the related impact on our business, financial condition and results of operations. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the important risk factors discussed in Part I, Item 1A. "Risk Factors" in this Report on Form 10-K for the year ended December 31, 2024. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Part I. Item 1A of this Report under "Risk Factors." In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Additionally, our discussion of certain environmental assessments, goals and related issues herein is informed by various sustainability-related standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Any references to "materiality" in the context of such discussions and any related assessment of environmental "materiality" may differ from the definition of "materiality" under the federal securities laws for Securities and Exchange Commission ("SEC") reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that standards and expectations regarding greenhouse gas ("GHG") accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approaches both to measuring our emissions and to reducing emissions and measuring those reductions may be considered inconsistent, either currently by some stakeholders or at some point future, with common or best practices with respect to measuring and accounting for such matters and reducing overall emissions. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. Finally, any website or document references included herein are for convenience only and, unless indicated otherwise, are explicitly not incorporated by reference.
As used in this Report, the terms "JetBlue," the "Company," "we," "us," "our," and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

RISK FACTOR SUMMARY
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Report or in other Company communications. You should read the following section in conjunction with the following sections of this Report: Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, included in Part II. Item 8 and our "Forward-Looking Information."
The following is a summary of the principal risks we face that could have a material adverse effect on our business, liquidity, financial condition, and results of operations:
Risks Related to JetBlue
Competitive Risks
•We operate in an extremely competitive industry.
•We may be subject to competitive risks due to the long-term nature of our fleet order book.
Operational Risks
•We may not be successful in executing elements of our strategic operating plan, which may have a material adverse impact on our reputation, business, operating results, and financial condition.
•Our business is highly dependent on the availability of fuel, and fuel is subject to price volatility.
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
•Remaining impacts of the wind down of our Northeast Alliance ("NEA") with American Airlines may have an adverse impact on our business, financial condition and results of operations.
•Tariffs on commercial aircraft and related parts imported from outside the United States, or tariffs that may be escalated over time, may have a material adverse effect on our fleet, business, financial condition and results of operations.
•Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.
Information Security and Privacy Related Risks
•Our reputation and business may be harmed, and we may be subject to legal claims if there is disruption to our information technology systems or loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers', crewmembers', business partners' or our own information or other breaches of our information security.
•Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
•We rely heavily on automated systems to operate our business; any failure of these systems could harm our business.

•Compliance with ever-evolving federal, state, and foreign laws and other requirements relating to the handling of information about individuals necessitates significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

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
Financing and Financial Risks
•We have a significant amount of fixed obligations and we will incur significantly more fixed obligations in the future, which could harm our ability to service our current obligations or satisfy future fixed obligations.
•Agreements governing our debt include financial and other covenants. Failure to comply with these covenants could result in events of default.
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
•Our ability to use certain tax attributes could be subject to limitations.

Artificial intelligence Related Risks
•Our development and use of AI-powered solutions could lead to operational, reputational, or competitive harm, legal and regulatory risk, and additional costs.
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
•Increasing scrutiny of, and evolving expectations regarding, environmental and social matters may impact our business and reputation.
•Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect us.
•Changes in laws and government regulations, imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
•A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.
•The airline industry is particularly sensitive to changes in economic conditions.

PART I
ITEM 1.    BUSINESS
OVERVIEW
General
JetBlue Airways Corporation is New York's Hometown Airline®. As of December 31, 2024, JetBlue served over 100 destinations across the United States, the Caribbean and Latin America, Canada and Europe.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. We believe our differentiated product and culture combined with our competitive cost structure enables us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry leading products, and provide award-winning service by our 23,000+ dedicated employees, whom we refer to as crewmembers. Going forward, we believe we will continue to differentiate ourselves from other airlines, enabling us to continue to attract a greater mix of customers, and to drive continued growth. We are focused on delivering solid results for our stockholders, our customers, and our crewmembers.
Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive and challenging, and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, air traffic control ("ATC") shortages, the spread of infectious diseases, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and customer demand. The industry's principal competitive factors include fares, brand and customer service, frequent flyer loyalty programs, route networks, flight schedules, aircraft types, safety records, codeshare and interline relationships, inflight entertainment and connectivity systems.
JETBLUE EXPERIENCE
We offer our customers a distinctive flying experience which we refer to as the "JetBlue experience". We believe we deliver award-winning service and product with competitive fares that focuses on the entire customer experience, from booking an itinerary to arrival at the final destination. We believe JetBlue is the carrier of choice for the majority of travelers who have been underserved by other airlines.
Differentiated Product and Culture
Delivering the JetBlue experience to our customers through our differentiated product and culture is core to our mission to bring humanity back to air travel. We look to attract new customers to our brand and provide current customers with a reason to come back by continuing to innovate and evolve the JetBlue experience. We believe we can adapt to the changing needs of our customers and a key element of our success is the belief that competitive fares and a great product need not be mutually exclusive.
We offer customers a choice of one of three JetBlue experiences: the core experience, EvenMore® and Mint®. Within the core experience, there are four fares to choose from: Blue Basic, Blue, Blue Plus, and Blue Extra. All JetBlue fares include a free carry-on bag, free seatback entertainment, free high-speed wi-fi, free snacks, and free non-alcoholic beverages. Customers can choose to "buy up" to an option with additional offerings. These different fares allow customers to select the products or services they need or value when they travel, without having to pay for the things they do not need or value.
We offer core customers comfortable seating to relax and enjoy the JetBlue experience. Beginning in January 2025, EvenMore® Space was rebranded to EvenMore® which in addition to giving customers the opportunity to enjoy additional legroom, priority security access, and early boarding, it also includes dedicated overhead bin space, complimentary alcoholic beverages, and premium snack options. Our EvenMore® experience is available for purchase across our fleet. Customers on select coast-to-coast, Caribbean and Latin American routes and all transatlantic flights have the option to purchase Mint®, our lie-flat premium service. Each Mint® seat includes a fully lie-flat bed with our exclusive Tuft & Needle® sleep experience. Our Mint® customers also have access to an assortment of complimentary food, beverages and products including a small-plates menu, artisanal snacks, alcoholic beverages, a blanket, pillows, an amenity kit and headphones.

On select transatlantic and coast-to-coast flights we offer a reimagined version of our Mint® experience with a completely refreshed cabin design featuring private suites with aisle access. Each of these select Mint® aircraft also include two front row Mint® Studios which offer the largest TV on a U.S. airline and an extra seat and space to work, lounge and entertain.
Our inflight entertainment system onboard our aircraft includes free live TV on select routes and premium movie channel offerings from JetBlue Features. Our entire fleet is equipped with Fly-Fi®, a broadband product that allows gate-to-gate wi-fi at every seat. Customers also have access to the Fly-Fi® Hub, a content portal where customers can access a wide range of additional content from their own personal devices. All customers may enjoy an assortment of free snacks and non-alcoholic beverages.
Because of our network strength in leisure destinations, we also sell vacation packages through our wholly owned subsidiary, JetBlue Travel Products, LLC ("JBTP"), which offers one-stop, value-priced vacation services for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals, and local attractions.
In 2024, we announced plans to launch a domestic first-class experience across our non-Mint® fleet. This will offer an additional option for customers seeking a premium travel experience. We also announced plans for the opening of airport lounges at John F. Kennedy International Airport ("JFK") Terminal 5 and Boston Logan International Airport ("BOS") Terminal C. The JFK lounge is expected to open in late 2025, with the BOS lounge expected to follow shortly thereafter.
Network
We are a predominately point-to-point system carrier with 96% of our routes touching at least one of our six focus cities: New York, Boston, Fort Lauderdale-Hollywood, Orlando, Los Angeles and San Juan. All six of our focus cities are in regions with a diverse mix of traffic.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of customers to include both business travelers and travelers visiting friends and relatives ("VFR"). VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us to optimize destinations, strengthen our network, and increase revenue.
As of December 31, 2024, we served 105 destinations ("BlueCities") in 28 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and 31 countries in the Caribbean and Latin America, Canada and Europe.
We group our capacity distribution based upon geographical regions rather than on mileage or a length-of-haul basis. The historic distribution of available seat miles ("ASMs"), which we also refer to as capacity, by region for the years ending December 31 was:

Capacity Distribution	2024	2023	2022
Transcontinental	27.0%	29.9%	30.8%
Caribbean & Latin America (1)	35.9	33.2	32.5
Florida	23.8	23.7	24.6
Other (East, Central, West)	8.0	10.1	10.6
Transatlantic	5.3	3.1	1.5
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transportation ("DOT"), include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.
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
Northeast Alliance
In July 2020, JetBlue and American Airlines entered into the Northeast Alliance ("NEA") which was designed to optimize our respective networks at JFK, BOS, LaGuardia Airport ("LaGuardia"), and Newark Liberty International Airport ("Newark").

On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American Airlines seeking to enjoin the NEA, alleging that it violated Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA, and shortly thereafter we initiated a wind down of the NEA. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent Injunction, which took effect on August 18, 2023. The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs and therefore have an impact on our financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American Airlines and, depending on the specific case, other airlines on flights to or from NEA airports from July 16, 2020 through the time that the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct. Following denial of a motion to dismiss, discovery has commenced. The Company intends to vigorously defend against these lawsuits. We continue to believe these lawsuits are without merit.
Marketing
JetBlue is a widely recognized and respected global brand. JetBlue created a new category in air travel and our brand stands for offering a great product with competitive fares. We believe this brand has evolved into an important and valuable asset which identifies us as a safe, reliable, and high value airline. Similarly, we believe customer awareness of our brand has contributed to the success of our marketing efforts. It enables us to promote ourselves as a preferred marketing partner with companies across many different industries.
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
Distribution
Our primary and preferred distribution channel to customers is through our website, www.jetblue.com, our lowest cost channel. Our website allows us to more closely control and deliver the JetBlue experience while also offering the full suite of JetBlue Core fare options, EvenMore®, Mint®, JetBlue Vacations®, and other ancillary services.
Our participation in a global distribution system ("GDS") supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the distribution cost through this channel is higher than through our website, the average fare purchased through a GDS is generally higher and often covers the increased distribution costs. We currently participate in several major GDSs and online travel agents. Due to the majority of our customers booking travel on our website, we maintain relatively low distribution costs which helps us to offer lower fares to customers.
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
Our TrueBlue® loyalty program brings many choices and perks for customers. TrueBlue® offers tiles as the way to track and measure progress toward Mosaic status. Tiles are earned based on a combination of travel spend and credit card spend. The program is designed to provide TrueBlue® members many opportunities to get rewarded, even before achieving Mosaic® status. TrueBlue® includes four distinct Mosaic levels, each featuring Mosaic Signature Perks and a selection from the Mosaic Perks You Pick® menu.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in Puerto Rico, the Dominican Republic, and the Caribbean to allow cardholders to earn TrueBlue® points. Our co-branded credit cards in the United States are issued in partnership with Barclaycard® on the MasterCard® network. We also have co-branded loyalty credit cards issued by Banco Popular de Puerto Rico and MasterCard® in Puerto Rico, Banco Popular Dominicano and MasterCard® in the Dominican Republic, and CIBC Caribbean and MasterCard® in Barbados, Jamaica, Trinidad, the Bahamas, and the Cayman Islands.

In 2024, we also expanded the co-brand portfolio with the announcement of a premium co-branded credit card, which launched in January 2025.
We have various agreements with other loyalty partners, including financial institutions, hotels, and car rental companies, that allow their customers to earn TrueBlue® points through participation in our partners' programs. We intend to continue to develop the footprint of our co-branded credit cards and pursue other loyalty partnerships in the future.
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
As of December 31, 2024, we had an operating fleet of 290 aircraft. Refer to Part I, Item 2 "Properties" for additional information on our fleet.
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

Focus City	Nonstop Routes Served	JetBlue Seats Offered (1)
New York metropolitan area (2)	130	14%
Boston	75	25%
San Juan	18	26%
Fort Lauderdale-Hollywood	43	19%
Orlando	28	10%
Los Angeles	18	3%
(1) Reflects JetBlue's seat share in each focus city which includes regional jet flying compared to the industry as a whole.
(2) Includes JFK, Newark, LaGuardia, and New York's Westchester County Airport.
Our peak levels of traffic over the course of the typical year vary by route. Generally speaking, many of our areas of operations in the Northeast experience ATC delays and weather-related disruptions resulting in increased costs associated with de-icing aircraft, canceling flights, accommodating displaced customers, and crewmember interrupted trip costs. Many of our Florida and Caribbean routes experience bad weather conditions in the summer and fall due to thunderstorms and hurricanes. As we enter new markets, we could be subject to additional seasonal variations along with competitive responses by other airlines.
Fleet Maintenance
Consistent with our core value of safety, our Federal Aviation Administration ("FAA") approved maintenance programs are administered by our technical operations department. We use qualified maintenance personnel who receive comprehensive training. We maintain our aircraft and associated maintenance records in accordance with, if not exceeding, FAA regulations.
Fleet maintenance work is divided into four categories: line maintenance, heavy maintenance, engine maintenance and component maintenance.
The bulk of our line maintenance is handled by JetBlue technicians and inspectors. It consists of service checks, interior maintenance, weekly checks, phased "A" checks and "B" checks, along with periodic diagnostics, routine repairs, departure checks on our transatlantic flights and non-routine component replacements.
Heavy maintenance checks, or base maintenance, consist of a series of more complex maintenance, modification, and inspection tasks taking from one to six weeks to complete and are typically performed once every 36 months. All of our aircraft heavy maintenance work is performed by third-party FAA-certified repair stations and are subject to direct oversight by JetBlue personnel. We contract out heavy maintenance as the costs are lower than if we were to perform the tasks internally.

Engine maintenance is performed by the original equipment manufacturer of the engines themselves or by their approved network providers. We have fixed price flight hour agreements for the repair, overhaul, modification, and logistics of our Airbus aircraft engines.
Component maintenance on equipment such as auxiliary power units, landing gears, pumps, avionic computers, and in-flight entertainment equipment are all performed by a number of different FAA-certified repair stations that are surveilled and approved by JetBlue. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a time and materials basis. All other maintenance activities are sub-contracted to qualified maintenance, repair, and overhaul facilities.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A220 and Airbus A321neo fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of December 31, 2024, we had 11 aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 360 days to complete a shop visit and return to a serviceable condition.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Price has been extremely volatile due to global economic and geopolitical factors which we can neither control nor accurately predict. Our 2024 fuel consumption decreased by 4.9% due to lower capacity and our average price per gallon decreased 12.1% compared to 2023. Our historical fuel consumption and costs for the years ended December 31 were:

	2024	2023	2022
Gallons consumed (millions)	853	897	842
Total cost (millions) (1)	$2,343	$2,807	$3,190
Average price per gallon (1)	$2.75	$3.13	$3.79
Percent of operating expenses	23.5%	28.5%	33.7%
(1) Total cost and average price per gallon each include the cost of jet fuel, related taxes, into-plane, transportation, airport fuel flowage, and storage fees. It also includes effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments with underlyings of jet fuel, crude, and heating oil. In 2024, we effectively hedged a portion of exposure to price fluctuations by utilizing call spread options with an underlying of jet fuel. As of December 31, 2024, we did not have any outstanding fuel hedging contracts.
Financial Health
In 2024, we completed our structural cost program to set the foundation for continued cost control through our strategic operating plan, JetForward. We remain focused on maintaining a healthy liquidity balance, ending the year with $3.9 billion of cash and cash equivalents, short term investments and long-term marketable securities.
The net book value of our assets pledged, or committed to be pledged, as security under various financing arrangements increased by $259 million from $7.1 billion at December 31, 2023 to $7.3 billion at December 31, 2024.
JetBlue Ventures
JetBlue Technology Ventures, LLC, ("JetBlue Ventures" or "JBV") is a wholly owned subsidiary of JetBlue. JBV invests in and partners with early-stage startups with goals of improving the travel, hospitality, and transportation industries. As of December 31, 2024 and 2023, our JBV equity investments had an aggregate carrying value of $84 million and $96 million, respectively included in other assets on the consolidated balance sheets.
JetBlue Travel Products
JetBlue Travel Products, LLC ("JBTP"), a wholly owned JetBlue subsidiary, encompasses the JetBlue Vacations® brand, offering integrated travel packages including hotel, cruise, and non-air travel products like insurance, car rentals, and activities. JBTP aims to enhance JetBlue's vision of inspiring humanity by providing comprehensive travel experiences.

JetBlue Vacations® allows customers to combine JetBlue flights with hotels and cruises, offering savings, exclusive benefits like early boarding, free inflight drinks, and flexible payment options.
JBTP also manages Paisly by JetBlue®, an a la carte travel website offering deals and TrueBlue benefits on cars, stays, activities, and travel bags.
A key partnership with Allianz Partners USA enables JetBlue customers to safeguard their travel plans with comprehensive travel insurance, covering both flights and vacation packages.
HUMAN CAPITAL MANAGEMENT
Our People and Culture
We believe our success depends on our crewmembers delivering the JetBlue experience in the sky and on the ground. One of our competitive strengths is a service-oriented culture rooted in our five key values: safety, caring, integrity, passion, and fun. We believe a highly productive and engaged workforce enhances customer loyalty. Our goal is to hire, train, and retain caring, passionate, fun, and friendly people who share our mission to bring humanity back to air travel.
Sustaining a talent pipeline of skilled aviation professionals is also key to JetBlue's success and we continue to cultivate and build a qualified and engaged workforce, open to individuals regardless of background, through a variety of development programs. These programs provide opportunities for external applicants to pursue a path to joining JetBlue in critical roles and support the continued growth of internal talent, growing leaders from within the organization. Our JetBlue Gateway programs offer a suite of eight distinct paths dedicated to helping support the next generation of pilots and aviation maintenance technicians. Our suite of Gateway programs include pilot and maintenance technician development paths to meet any level of experience and a variety of learning styles for both our internal crewmembers and external applicants.
We provide professional and leadership development programs to elevate the performance and support the career growth of all interested crewmembers. These programs include leadership round tables, online skills-based learning courses through LinkedIn Learning, and principles of leadership sessions for our newly promoted crewleaders.
We believe a direct relationship between crewmembers and our leadership is in the best interest of our crewmembers, our customers, and our stockholders. Our leadership team communicates on a regular basis with all crewmembers to bolster our culture and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including periodic email messages from our CEO and other senior leaders, weekday news updates to all crewmembers, crewmember engagement surveys, open forum meetings across our network referred to as "pocket sessions" and active leadership participation in new hire orientation.
Labor Unions and Non-Unionized Crewmembers
Except for our pilots and inflight crewmembers, our other frontline crewmembers do not have third-party representation.
As of December 31, 2024, approximately 51% of our full-time equivalent crewmembers were represented by unions. The following table sets forth our crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers (1)	Amendable Date (2)
Pilots	Air Line Pilots Association (ALPA)	4,492	February 1, 2025
Inflight	Transport Workers Union (TWU)	5,302	December 13, 2026
(1) Number of active full-time equivalent crewmembers as of December 31, 2024.
(2) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
On July 14, 2022, TWU filed a representation application with the National Mediation Board ("NMB") seeking an election among the 35 pilot instructors ("Flight Instructors"). JetBlue disputed the TWU's application alleging that Flight Instructors do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue's argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations for an initial collective bargaining agreement ("CBA") began in April 2024 and are ongoing.
We have individual employment agreements with each of our non-unionized FAA licensed crewmembers which consist of dispatchers, technicians, inspectors, and air traffic controllers. Each employment agreement is for a term of five years and automatically renews for an additional five-year term unless either the crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these crewmembers can only be terminated for cause. In the event of a downturn in our business, resulting in a reduction of flying and related work hours, we are obligated to pay these crewmembers a guaranteed level of income and continue their benefits if they do not obtain other aviation employment.
Our average full-time equivalent crewmembers for the year ended December 31, 2024 consisted of:

Crewmember Group	Average full-time equivalent crewmembers
Pilots	4,497
Inflight (1)	5,785
Airport operations	3,934
Technicians (2)	959
Reservation agents	477
Management and other personnel	4,170
(1) Referred to as flight attendants by other airlines.
(2) Referred to as mechanics by other airlines.
For the year ended December 31, 2024, we employed an average of 19,403 active full-time and 3,390 active part-time crewmembers. Our average number of active full-time equivalent crewmembers decreased by 3.9% compared to 2023.
Crewmember and Community Programs
We are committed to treating our crewmembers and customers with dignity and respect, in line with our mission of bring humanity back to air travel. As such, we support our crewmembers through a number of programs, including a JetBlue scholars program and a crewmember crisis fund.
The JetBlue scholars' program assists crewmembers in earning an undergraduate degree more cost-effectively through online, self-directed, credit approved courses. Crewmembers may also contribute to or participate in our crewmember crisis fund, which provides assistance to JetBlue crewmembers and their immediate family members with short-term financial support in times of crisis and unexpected emergencies when other resources are not available.
JetBlue is committed to supporting the communities and BlueCities we serve through a variety of community programs which focus on the youth and education, community and environment. We also have established the JetBlue Foundation, a 501(c)(3) non-profit corporation, focused on raising awareness for careers in science, technology, engineering and math ("STEM"), and aviation.
Sustainability
JetBlue aims to mitigate risks to promote the long-term sustainability of our business. Customers, crewmembers and our community are key to JetBlue's sustainability strategy.
We are focused on decarbonizing our operations to mitigate the various risks posed to our company. We have integrated science-based environmental risks and opportunities into broader business goals and decision-making processes. In 2022, we received approval from the Science Based Targets Initiative ("SBTi") for our near-term emissions reduction target on the path to net zero. With this target, JetBlue set a goal to reduce well-to-wake (lifecycle) scope 1 and 3 greenhouse gas ("GHG") emissions related to jet fuel by 50% per revenue tonne kilometer by 2035 from a 2019 base year. Aligned with SBTi requirements, JetBlue plans to regularly review and update this target.
We are pursuing the following five key levers to reduce the emissions associated with our business:
(1) Fleet Renewal: Our investments over time in new next generation aircraft are aimed at increasing fuel efficiency and reducing associated costs.
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
(3) Sustainable Aviation Fuel ("SAF"): SAF is a jet fuel made from renewable resources such as waste fats, oils, and greases, that drops directly into aircraft and infrastructure, which is calculated to be able to reduce emissions by up to roughly 80% per gallon on a lifecycle basis before being blended with conventional jet fuel. SAF is expected to be the airline industry's key contributor to large-scale lifecycle emissions reduction, which is highly dependent on availability and costs of supply. We are regularly flying using SAF from various sources as a portion of our jet fuel usage today. As of December 31, 2024, JetBlue had eight public and active SAF partners for current and future supply, which will support our target to convert 10% of our jet fuel usage to blended SAF by 2030.
(4) Electric Ground Operations: Where feasible, we are converting our Ground Service Equipment ("GSE") to electric power and maximizing electric ground power and air systems for our aircraft to minimize our fuel use and emissions on the ramp. We have committed to converting 40% of our GSE to electric power by 2025, and 50% by 2030.
(5) Technology Partnerships: Primarily through our subsidiary JBV, we support and invest in lower-emissions aircraft technologies such as electric and hydrogen aircraft, sustainable aviation fuel and direct air capture technologies. As of December 31, 2024, JBV has invested in 11 sustainability-related companies.
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
Airport Access - Federal regulations, administered by the FAA, manage congestion at three U.S. airports: Ronald Reagan Washington National, LaGuardia, and JFK. A slot is legal permission to conduct an arrival or departure. FAA rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing shortages in the air traffic control workforce. Additionally, we have slots at other slot-controlled airports governed by unique local ordinances not subject to federal regulation as well as international destinations.
Transportation Security Administration and U.S. Customs and Border Protection - The Transportation Security Administration ("TSA"), and the U.S. Customs and Border Protection ("CBP"), operate under the Department of Homeland Security and are responsible for all civil aviation security. This includes passenger and baggage screening; cargo security measures; airport security; assessment and distribution of intelligence; security research and development; international passenger screening; customs; and agriculture. They also have enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. They can also assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
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
We believe we are operating in compliance with DOT, FAA, TSA, CBP and applicable international regulations and hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended, or revoked, our business could be materially adversely affected.
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
Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the International Civil Aviation Organization ("ICAO") passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program intended to promote carbon-neutral growth beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance relative to a predetermined baseline is scheduled to be implemented through multiple phases that began in 2021. ICAO originally defined the baseline as the average emissions from covered flights in 2019 and 2020. However, in 2020, given the impacts of COVID-19 which dramatically reduced 2020 emissions, ICAO agreed that the baseline from which the industry achieves carbon neutral growth would be from 2019 only. ICAO continues to develop details regarding implementation, but we expect compliance with CORSIA will increase our operating costs.
Foreign Ownership - Under federal law and DOT regulations, JetBlue must be controlled by U.S. citizens. In this regard, our chief executive officer and at least two-thirds of our Board must be U.S. citizens. Further, no more than 25% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these requirements.
Other Regulations - All airlines are subject to certain provisions of the Communications Act of 1934 due to their extensive use of radio and other communication facilities. They are also required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent we are subject to FCC requirements, we take all necessary steps to comply with those requirements. Similarly, we are subject to various market and consumer protection laws and regulations promulgated by the Federal Trade Commission ("FTC"). The FTC has promulgated guidelines on certain environmental marketing claims and is currently reviewing such guidelines for potential updates, including potentially initiating rule making relating to such claims under its FTC Act authority. Similar laws in other jurisdictions, including various U.S. states, include similar or more stringent regulations on such marketing claims.
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

WHERE YOU CAN FIND OTHER INFORMATION
Our website is www.jetblue.com. Information contained on our website is not part of this Report. Information we furnish or file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available on the SEC's website at www.sec.gov.
ITEM 1A.    RISK FACTORS
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. You should read the following section in conjunction with the following sections of this Report: Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, included in Part II. Item 8 and our "Forward-Looking Information."
RISKS RELATED TO JETBLUE
Competitive Risks
We operate in an extremely competitive industry.
The domestic airline industry is characterized by low profit margins, high fixed costs, and significant competition. We currently compete with other airlines on all of our routes. Most of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. We also face competition from surface transportation and technological alternatives to travel, such as virtual meetings, teleconferencing and videoconferencing, particularly during periods of unfavorable economic conditions. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our ability to execute on our growth and profitability strategies, including JetForward, which would harm our business.
Furthermore, there have been numerous mergers and acquisitions within the airline industry over the years, as well as cooperative marketing alliances and joint ventures. The industry may continue to change. Any business combination, or other industry consolidation could significantly alter industry conditions and competition within the airline industry. Additionally, the current political climate may alter or prevent industry consolidation and growth. Lastly, if a traditional network airline were to fully develop a low-cost structure, or if we were to experience increased competition from low cost carriers or new entrants, our business could be materially adversely affected.
We have also used certain assets from our TrueBlue® loyalty program as collateral for the TrueBlue® Financing, which contains covenants that impose restrictions on certain amendments or changes to certain of our TrueBlue® loyalty program agreements provided as collateral under the TrueBlue® Financing and other aspects of the TrueBlue® loyalty program. These competitive factors and covenants (to the extent applicable) may affect our ability to attract and retain customers, increase usage of our loyalty program and maximize the revenue generated by our loyalty program.
We may be subject to competitive risks due to the long-term nature of our fleet order book.
At present, we have existing aircraft commitments through 2033. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that could prohibit us from adopting new technologies on an expedited basis. Unanticipated delays may require the Company to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to the Company's schedule, thereby reducing revenues.
Operational Risks
We may not be successful in executing elements of our strategic operating plan, which may have a material adverse impact on our reputation, business, operating results, and financial condition.
JetForward, the Company's strategic operating plan, includes initiatives aimed at enhancing our service, developing and maintaining our leisure network, identifying and providing the products and perks our customers value and promoting a secure financial future. In developing our JetForward plan, we made certain assumptions including, but not limited to, customer demand (in light of changing economic conditions), fuel costs, delivery of aircraft, aircraft certification approval timelines, labor market constraints and related costs, supply chain constraints, inflationary pressures, voluntary or mandatory groundings of aircraft, our regional network, competition, market consolidation and other macroeconomic and geopolitical factors. Actual conditions may be different from our assumptions at any time and could cause us to further adjust our strategic operating plan. In addition, we cannot provide any assurance that we will be able to successfully execute our strategic plan, that the growth that we anticipate will occur through execution of our strategic plan will not exacerbate any other risk described herein, that our strategic plan will not result in additional unanticipated costs, that our suppliers will timely provide adequate products or support for our products (including but not limited to engine support and certification of aircraft) or that our strategic plan will result in improvements in future financial performance. If we do not successfully execute our JetForward or other strategic plans, or if actual results vary significantly from our expectations, our business, operating results, financial condition and market capitalization could be materially and adversely impacted. The failure to successfully structure our business to meet market conditions could have a material adverse effect on our business, operating results and financial condition.
Our business is highly dependent on the availability of fuel, and fuel is subject to price volatility.
Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs comprise a substantial portion of our total operating expenses. Historically, fuel costs, such as US Gulf Coast Jet, have been subject to wide price fluctuations, ranging from a low of $1.91 per gallon to a high of $4.41 per gallon from January 1, 2022 to December 31, 2024. These fluctuations are based on geopolitical factors as well as supply and demand. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Given our large dependency on New York harbor jet fuel, we may be impacted more than our competitors by these price spikes due to decreases in refining capacity and increases in US exports filling the void left by Russia. The price per gallon for New York harbor jet fuel has ranged from a low of $1.97 to $7.59 per gallon from January 1, 2022 to December 31, 2024. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.
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
Our salaries, wages, and benefits costs will increase as our workforce ages.
As our crewmembers' tenure with JetBlue matures, our salaries, wages, and benefits costs increase. As our overall workforce ages, we expect the cost of our medical and related benefits to increase as well, despite an increased corporate focus on crewmember wellness. As part of our overall profitability strategy, we periodically offer voluntary separation packages to certain employees, with the goal of reducing fixed costs by giving people who work in a number of corporate functions, in our airports, and in our customer support centers the opportunity to leave JetBlue with a departing pay and benefits package. There can be no assurance that these measures will lead to a significant reduction in costs.

A material reduction in the rate of interchange reimbursement fees could have an adverse effect on JetBlue's business and operating results.
The TrueBlue® loyalty program operated by us, and the programs operated by our TrueBlue® partners and the payment card transactions conducted in connection with such programs, are significantly impacted by the rate of interchange reimbursement fees (i.e., the fees charged to merchants by the issuing banks), for which rates have historically been set by card processing networks. Interchange reimbursement fees continue to be subject to increased government regulation globally, and such regulations may be conflicting across jurisdiction in which we operate. It may be complex, costly, or infeasible to comply with such regulations, which could have an adverse effect on JetBlue's business and operating results. In addition, regulatory authorities and central banks in a number of jurisdictions have been reviewed or are reviewing these fees and related practices, and may enact regulations that exert downward pressure on such fees. For example, regulations adopted by the U.S. Governors of the Federal Reserve System ("Federal Reserve") cap the maximum U.S. debit interchange reimbursement rate received by card issuers operating in the U.S. with assets of $10 billion or more at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. There has also been proposed revisions to the limits on interchange reimbursement fees set by the Federal Reserve and previously been bipartisan legislation that would limit interchange reimbursement fees for credit card transactions which, if enacted, could fundamentally alter the profitability of our agreements with co-branded credit card partners and the benefits we provide to our consumers through the co-branded credit cards issued by these partners. A material decease in the rate of interchange reimbursement fees, either voluntarily by card processing networks or mandated by authorities, would adversely affect the TrueBlue® loyalty program, as well as the loyalty programs that our airline partners operate, and would have an adverse effect on JetBlue's business and operating results. There can be no assurance that there will not be a material decrease in interchange reimbursement fees, including due to new laws or regulatory action by the government.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently operate in 31 countries around the world. Our available seat miles that take off or land outside the United States and Canada represented approximately 39% of our revenues for the year ended December 31, 2024. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and available seat miles. Expansion into new international markets may have risks due to factors specific to those markets. In connection with our international operations, we are required to comply with U.S. and other applicable economic and trade sanctions laws and regulations, which restrict our ability to transact and deal with certain countries, regions, governments, and persons.
We have expanded and expect to continue to expand our service to countries in the Caribbean and Latin America, some of which have less developed legal systems, financial markets, and business and political environments than the United States, and therefore present greater political, legal, regulatory, economic, and operational risks. We emphasize legal compliance and have implemented and continue to implement and refresh policies, procedures and certain ongoing training of crewmembers with regard to business ethics and compliance, compliance with economic and trade sanctions, anti-corruption policies and many key legal requirements; however, there can be no assurance our crewmembers or third-party service providers will adhere to our code of business conduct, anti-corruption and trade compliance policies, other Company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to sanctions. In the event we believe or have reason to believe our crewmembers have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties and other related costs which in turn could negatively affect our reputation, and our results of operations and cash flow.
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
•U.S. and foreign taxation of income earned abroad;

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
Moreover, the Organization for Economic Co-operation and Development (the "OECD") has announced an accord commonly referred to as "Pillar Two" to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the United States. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles, and adoption of these guidelines may increase tax uncertainty and increase taxes applicable to us. We cannot predict whether the U.S. Congress or any other governmental body may enact new tax legislation or tax regulations, or offer any assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on our business, results of operations, financial condition or prospects.
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
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, or Westchester County Airport as either their origin or destination. We have historically experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, climatic concerns (including adverse weather and sea-level rise), negative public perception of New York City, acts of terrorism, or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers. In addition, ATC staffing shortages in the Northeast and Florida have forced us to cut back our capacity plans to help protect our operations. The FAA has granted a temporary slot relief of 10% until October 2025, but there is no guarantee that relief will be extended and ATC staffing shortages may continue beyond the period of relief.
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
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand generally occurring on our Florida and Caribbean routes between October and April and on our western routes during the summer. Actions of our competitors and travel restrictions may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, than some of our competitors as a result of our operations being concentrated on the East Coast. Certain of these seasonal factors, including adverse weather conditions in the East Coast, Florida and Caribbean, have been adversely affected by climate change in recent years, and are likely to continue to be adversely exacerbated by the physical effects of climate change for the foreseeable future. As we enter new markets we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures may also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analysis regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on five specific types of aircraft and engines for all of our flights makes us vulnerable to any significant problems associated with Pratt & Whitney Geared Turbofan Engines (the "PW1100G"), on our A321neo fleet; International Aero Engines (the "IAE V2533-A5"), on our Airbus A321 fleet, International Aero Engines (the "IAE V2527-A5"), on our Airbus A320 fleet, collectively (the "V2500") engine type; Pratt & Whitney Geared Turbofan Engines (the "PW1500G"), on our A220 fleet; and General Electric Engines (the "CF34-10"), on our Embraer E190 fleet. This could include, but is not limited to design defects, mechanical problems, contractual performance, such as delivery delays by the manufacturers, or adverse perception by the public which may result in customer avoidance or in actions by the FAA that would impede our ability to operate our aircraft. In the event of design defects or mechanical problems, we cannot be certain that any remediation steps will be effective, which may lead to a material, adverse effect on our business, operating results, and financial condition.
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A220 and Airbus A321neo fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of December 31, 2024, we had 11 aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 360 days to complete a shop visit and return to a serviceable condition. We currently expect aircraft out of service in 2025 to average in the mid-to-high teens. Given that we expect to have a certain number of aircraft groundings into 2025 and beyond, we plan to continue to assess the resulting impact on our future capacity plans. We are currently working with Pratt & Whitney on a resolution and any potential remediation steps remains uncertain. Carriers operating a more diversified fleet are better positioned than we are to manage such events.

Our Fly-Fi® service uses technology and satellite access through our agreement with Thales Avionics, Inc. ("Thales"). An integral component of the Fly-Fi® system is the antenna, which is supplied to us by Thales. If Thales were to stop supplying us with its antennas for any reason, we would have to incur significant costs to procure an alternate supplier. Additionally, if the satellites Fly-Fi® uses were to become inoperable for any reason, we would have to incur significant costs to replace the service.
Remaining impacts of the wind down of our Northeast Alliance with American Airlines may result in additional costs that have an adverse impact on our business, financial condition and results of operations.
In July 2020, JetBlue and American entered into the NEA which was designed to optimize our respective networks at JFK, LaGuardia, and BOS (the "NEA Airports"). On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violates Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA, and shortly thereafter we initiated a wind down of the NEA. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent Injunction, which took effect on August 18, 2023. The wind down of the NEA is substantially complete, but remaining impacts, including the outcome of putative class action lawsuits involving the NEA, could require us to incur additional costs and therefore have an impact on our financial condition and results of operations.
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
Stockholder activism has and could in the future disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.
The Company has been and may continue to be subject to actions from activist shareholders or others that may not align with its business strategies or may not be in the best interests of all of its shareholders. Shareholder activism has resulted in, and could in the future result in, substantial costs, such as legal fees and expenses, and divert management's and our Board's attention and resources from our business and strategic plans. Additionally, shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our customers, partners, licensees, business partners or other investors, make it more difficult to attract and retain qualified personnel, and cause our stock price to fluctuate based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. These risks could adversely affect our business and operating results.
Information Security and Privacy Related Risks
Our reputation and business may be harmed, and we may be subject to legal claims if there is disruption to our information technology systems or loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers', crewmembers', business partners' or our own information or other breaches of our information security.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services and encryption and authentication technologies licensed from third parties for credit card processing activities. In addition, we and certain of our third-party providers collect, process, and maintain data about customers, crewmembers, employees, contractors, business partners and others, including credit card data and personally identifiable information, as well as trade secrets, financial information and other sensitive and proprietary business information (collectively, "Confidential Information"). The secure maintenance and transmission of customer and crewmember information, in particular, is a critical element of our operations.
We face numerous and evolving cybersecurity and privacy risks and threats, such as criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, social engineering, employee malfeasance, and human or technological error, including misconfigurations, bugs, and other vulnerabilities in software and hardware that support our operations. High-profile cyberattacks and security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of cyberattacks targeting businesses such as ours. Because we make extensive use of third-party providers, such as online services and centralized data processing, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems beyond our control could materially impact our business. Given the nature of complex systems, software and services like ours, and the scanning tools that we and our third parties deploy across our IT Systems, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. If attackers are able to exploit vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact IT Systems and Confidential Information.
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
Any compromises to the confidentiality, integrity or availability of our IT Systems or Confidential Information could have a material adverse effect on our reputation, business, operating results, and financial condition, and could result in a loss of customers. For example, personal information may be lost, disclosed, accessed, or taken without consent. Additionally, any material failure by us to achieve or maintain compliance with the Payment Card Industry Data Security Standards, ("PCI DSS") and related requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any such loss, disclosure or misappropriation of, or access to, customers', crewmembers' or business partners' information or other breach of our information security or IT Systems can result in legal claims or legal proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration/remediation and regulatory compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results, and financial condition. While we evaluate and procure insurance policies that are intended to address liabilities and losses associated with cybersecurity risks and threats, there is no guarantee that any policies would cover any or all of the losses associated with a cyberattack or other security incident, or that we will be able to procure such coverage in the future.
Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
We are subject to increasing legislative, regulatory, and customer focus on privacy issues and data security. Our business requires the appropriate and secure utilization of customer, crewmember, business partner, and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyberattacks or cyber intrusions over the Internet, malware, computer viruses, and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.
Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. Federal and state regulations in the cybersecurity and privacy area continue to develop and evolve, including laws in jurisdictions such as California that provide for potential statutory damages in certain types of data breaches. International regulations add complexity as we expand our services and include more passengers from other countries. Many of our commercial business partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the PCI DSS Council, founded by the credit card companies, to comply with their highest level of data security standards. We will continue our efforts to meet the privacy and data security obligations; however, it is possible that certain new obligations may be difficult to meet and could increase our costs.
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
We rely on third-party providers of our current automated systems and data center infrastructure for technical support. If our current providers were to fail to adequately provide technical support for any one of our key existing systems or if new or updated components were not integrated smoothly, we could experience service disruptions, which could result in the loss of important data, increase our expenses, decrease our revenues and generally harm our business, reputation, and brand. Furthermore, our automated systems cannot be completely protected against events beyond our control, including natural disasters, computer viruses, cyberattacks, other security breaches, or telecommunications failures. Substantial or sustained system failures could impact customer service and result in our customers purchasing tickets from other airlines. We have implemented security measures, and change control procedures and have disaster recovery plans. We also require our third-party providers to have disaster recovery plans; however, we cannot assure you these measures are adequate to prevent disruptions, which, if they were to occur, could result in the loss of important data, increase our expenses, decrease our revenues, and generally harm our business, reputation, and brand.
Compliance with ever-evolving federal, state, and foreign laws and other requirements relating to the handling of information about individuals necessitates significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes "personal data," "personal information," "personally identifiable information," or similar terms under applicable data privacy laws (collectively, "Personal Information"), including from and about actual customers, as well as our employees, crew members, and business contacts. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process Personal Information on our behalf.
We and our vendors are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could hinder our ability to grow our business by extracting value from our data assets.
In recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act ("CCPA") requires businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business's collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business's behalf. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws.

These laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
Human Capital Related Risks
If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business could be harmed.
We compete against other major U.S. airlines for pilots, mechanics, and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry has been affected by a pilot shortage, which may worsen over time. At times, we have been required to increase wages and benefits in order to attract and retain qualified personnel, and we may be required to commit to further increases in the future or risk considerable crewmember turnover. If we are unable to attract, train, and retain qualified crewmembers of all backgrounds, experiences, and skill sets, our business could be harmed and we may be unable to implement our growth plans. However, negative perception of our crewmember talent initiatives, whether due to our perceived over-or under- pursuit of such initiatives, may likewise result in issues retaining qualified employees, as well as potential litigation or other adverse impacts. In addition, our business may be harmed if we lose too many individuals with institutional knowledge.
We believe one of our competitive strengths is our service-oriented company culture, which emphasizes friendly, helpful, qualified, team-oriented, and customer-focused crewmembers. Our company culture is important to providing high quality customer service and having a productive workforce in order to help keep our costs low. As we experience turnover, we may be unable to identify, hire, or retain enough people who demonstrate the values of our company culture, including those in management or other key positions. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.
We may be subject to further unionization, work stoppages, slowdowns or increased labor costs and the unionization of our pilots and inflight crewmembers have and could continue to result in increased labor costs.
Our business is labor intensive and the unionization of any of our crewmembers could result in demands that may increase our operating expenses and adversely affect our financial condition and results of operations. Any of the different crafts or classes of our crewmembers could unionize at any time, which would require us to negotiate in good faith with the crewmember group's certified representative concerning a collective bargaining agreement. In addition, we may be subject to disruptions by unions protesting the non-union status of our other crewmembers. Any of these events would be disruptive to our operations and could harm our business.
In general, unionization has increased costs in the airline industry. In 2014, our pilots voted to be represented by the ALPA, and our first collective bargaining agreement was ratified by the pilots and became effective on August 1, 2018. In February 2022, we commenced negotiations for a successor contract, in accordance with the collective bargaining agreement, and in December 2022 we reached a tentative agreement with ALPA to extend the current collective bargaining agreement by two years. The agreement was ratified by the JetBlue pilots in January 2023.
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
On July 14, 2022, TWU filed a representation application with the NMB seeking an election among the 35 pilot instructors ("Flight Instructors"). JetBlue disputed the TWU's application alleging that Flight Instructors do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue's argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations for an initial CBA began in April 2024 and are ongoing.
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
The JetBlue brand name symbolizes our values of high-quality friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our crewmembers, contractors, or agents could tarnish our reputation and reduce the value of our brand. Increasingly the perception our customers and other stakeholders have about how we address the risks and opportunities we face related to hiring and retention initiatives and climate change engagement, our role in the communities in which we operate, our relationship with our crewmembers, and other considerations may impact our reputation. Furthermore, increased usage of social media platforms presents increased risks to our reputation and our business. We may suffer damage to our reputation as a result of negative or inaccurate posts or comments about JetBlue on social media platforms, including related delays or cancellations on our flights even when these are due to weather or other circumstances that are outside of our control. In addition, inappropriate and/or unauthorized use of our social media platforms by our crewmembers or others associated with us may damage our reputation, and could lead to legal implications in the event that information is improperly collected and/or disseminated, or non-public sensitive information related to JetBlue or others is disclosed. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.
Financing and Financial Risks
We have a significant amount of fixed obligations and we will incur significantly more fixed obligations in the future, which could harm our ability to service our current obligations or satisfy future fixed obligations.
As of December 31, 2024, our debt and finance lease obligations, including interest were approximately $12.0 billion. In addition, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities, and office space. As of December 31, 2024, future minimum payments under non-cancelable leases and other financing obligations were approximately $2.7 billion. Terminal 5 ("T5") at JFK is under a lease with the Port Authority of New York and New Jersey ("PANYNJ") that ends on the 28th anniversary of the date of beneficial occupancy of the new International Arrivals facility and three net new gates at the former Terminal 6 ("T5i"). The minimum payments under this lease have been included in the future minimum payment totals above.
As of December 31, 2024, we had commitments of approximately $6.4 billion to purchase 106 additional aircraft and related flight equipment through 2033, including estimated amounts for contractual price escalations and pre-delivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes.

Our level of debt and other fixed obligations could:
•impact our ability to obtain additional financing to support capital expansion plans, including our JetForward strategy and for working capital and other purposes on acceptable terms or at all;
•divert substantial cash flow from our operations, execution of our commercial initiatives, and expansion plans in order to service our fixed obligations;
•require us to incur more interest expense than we currently do if rates were to increase, since approximately 20% of our debt has floating interest rates;
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
Agreements governing our debt include financial and other covenants. Failure to comply with these covenants could result in events of default.
Our debt agreements contain various affirmative, negative and financial covenants and complying with certain of these covenants, or entering into agreements with additional covenants, may restrict our ability to execute our strategies, including JetForward, or otherwise constrain our operations. If we fail to comply with these covenants and are unable to remedy or obtain a waiver or amendment, an event of default would result, which could lead to, among other things, an acceleration of outstanding obligations under such agreements. In addition, an event of default or declaration of acceleration under one financing agreement could also result in an event of default under other of our financing agreements due to cross-default and cross-acceleration provisions. The acceleration of significant amounts of debt could require us to renegotiate, repay or refinance the obligations under our financing arrangements, and there can be no assurance that we will be able to do so on commercially reasonable terms or at all.
We typically finance our aircraft through either secured debt, lease financing, or through cash from operations. The impact on financial institutions from global economic conditions may adversely affect the availability and cost of credit to JetBlue as well as to prospective purchasers of our aircraft should we undertake to sell in the future, including financing commitments we have already obtained for purchases of new aircraft or financing or refinancing of existing aircraft. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our strategies, including JetForward, or otherwise constrain our operations.
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
We have a significant amount of indebtedness from fixed obligations, including aircraft lease and debt financings, leases of airport property, our TrueBlue® Financings (as defined below), secured loan facilities and other facilities, and other material cash obligations. In addition, we have substantial non-cancelable commitments for capital expenditures, including for the acquisition of new aircraft and related spare engines.

In the event of a global emergency or other exigent circumstances that materially impact our business, we may be required to seek additional short-term liquidity, which may include the issuance of additional unsecured or secured debt securities, equity securities and equity-linked securities, the sale of assets, the entry into sale-leaseback transactions, as well as additional bilateral and syndicated secured and/or unsecured credit facilities, among other items. If our credit ratings were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, the airline industry, or our business, our access to capital and the cost of any debt financing would be negatively affected. There can be no assurance as to the availability of any such financing if it becomes necessary, or that any such additional financing will be completed on favorable terms.
Although our cash flows from operations and available capital, including the proceeds from financing transactions, have been sufficient to meet our obligations and commitments to date, our liquidity has been, and may in the future be, negatively affected by the risk factors described herein. If our liquidity were to be materially diminished, we might not be able to timely pay our leases and debts or comply with certain operating and financial covenants under our financing and credit card processing agreements or with other material provisions of our contractual obligations. Moreover, as a result of our recent financing activities, the number of financings and the aggregate amount of indebtedness with respect to which such covenants and provisions apply has increased, thereby subjecting us to more substantial risk of cross-default and cross-acceleration in the event of breach, and additional operating and financial covenants could become binding on us as we continue to seek additional liquidity.
Issuing additional shares of our capital stock, other equity securities or additional securities convertible into equity, or issuing shares of our capital stock upon the exercise or conversion of our convertible notes, warrants issued in connection with our participation in payroll support programs under the CARES Act, Consolidated Appropriations Act and American Rescue Plan Act, restricted stock unit awards or other securities that may be issued from time to time, may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the availability, amount, timing, or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.
In addition, we have agreements with financial institutions that process customer credit card transactions for the sale of air travel and other services. Under certain of our credit card processing agreements, the financial institutions in certain circumstances have the right to require that we maintain a reserve equal to a portion of advance ticket sales that have been processed by that financial institution, but for which we have not yet provided the air transportation. Such financial institutions may require cash or other collateral reserves to be established or withholding of payments related to receivables to be collected, including if we do not maintain certain minimum levels of unrestricted cash, cash equivalents, and short-term investments. Refunds lower our liquidity and put us at risk of triggering liquidity covenants in these processing agreements and, in doing so, could force us to post cash collateral with the credit card companies for advance ticket sales. We also maintain certain insurance- and surety-related agreements under which counterparties may require collateral. See "Our liquidity could be adversely impacted in the event one or more of our credit card processors were to impose material reserve requirements for payments due to us from credit card transactions."
Our substantial level of indebtedness and non-investment grade credit rating, as well as market conditions and the availability of assets as collateral for loans or other indebtedness, may make it difficult for us to raise additional capital if needed to meet our liquidity needs on acceptable terms, or at all.
See Part II. Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report for additional information regarding our liquidity as of December 31, 2024.
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

Our ability to use certain tax attributes could be subject to limitations.
As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $3.8 billion and net interest expense carryforwards of approximately $441 million available to offset future U.S. federal taxable income. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation's ability to use certain pre-change U.S. federal income tax attributes (including carryforward tax attributes) to offset its post-change taxable income may be limited. In general, an "ownership change" occurs if there is a cumulative change in ownership of the relevant corporation by "5% shareholders" (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. We could experience ownership changes as a result of future shifts in our stock ownership. If we experience such an ownership change, then we may be limited in our ability to use certain of our tax attributes that could otherwise reduce taxes owed on our net taxable income. Any such limitations could adversely impact our business, operating results, liquidity and financial condition. Future legislative or regulatory changes also could limit our ability to use certain of our tax attributes.
Artificial Intelligence ("AI") Related Risks
Our development and use of AI-powered solutions could lead to operational, reputational, or competitive harm, legal and regulatory risk, and additional costs.
We use automated technology and systems, including both predictive and generative AI-powered solutions to facilitate a more efficient operation of our business. Our use of AI-powered solutions includes, but is not limited to, AI-powered solutions that enable quick and personalized customer interactions, provide predictive pricing and route analysis and assist with candidate assessments for certain roles within the Company. We anticipate increased investments in the future to continuously improve our use of AI, however, there can be no assurance that the development or usage of, or our investments in, AI will always enhance our products or services or be beneficial to our business.
In particular, the performance of our services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party if the AI-powered solutions used by the Company are inadequately or incorrectly designed or implemented; trained or reliant on, inadequate, inaccurate, incomplete, misleading, biased or otherwise poor-quality data or algorithms, or on data or algorithms to which we do not have sufficient rights or in relation to which we and/or the providers of such data or algorithms have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity threats, service outages, or other similar incidents, or material performance issues. Certain AI-powered solutions used by the Company are licensed by third parties and when used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider. There is also a risk that our use of generative AI could produce biased, inaccurate, incomplete, misleading or poor-quality content or other discriminatory or unexpected results or behaviors, all of which could harm our reputation, business, or customer relationships. While we exercise diligence in ensuring the accuracy of AI generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. We also use and have modified certain third-party generative AI-powered solutions that are made available under an open-source license. Use of open-source generative AI could introduce inaccuracies or vulnerabilities that we are unable to anticipate, detect, or control. If the licensor for such open-source generative AI developed their models by training on data or algorithms that was inadequate, inaccurate, incomplete, misleading biased or otherwise poor-quality, or for which it did not have the appropriate rights, we could be subject to claims or lawsuits, including for infringement of third-party intellectual property. It is also possible that sophisticated attackers may exploit vulnerabilities in open-source generative AI to obtain access to our sensitive data or alter the outputs or results. For additional information concerning risks with respect to cyberattacks, cybersecurity breaches, service outages or other similar incidents, see "Information Security and Privacy Related Risks."
A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system inputs and outputs. If we or any of our third-party service providers are deemed to not have sufficient rights to the data we use to train our AI, we may be subject to litigation by the owners of the content or other materials that comprise such data and, if such claim relates to our third-party service providers, we may not be successful in adequately recovering our losses from such third-party service providers in connection with such claims. Further, any content or other output created by us using AI-powered solutions may not be subject to copyright protection, which may adversely affect our ability to commercialize or use, or the validity or enforceability of any intellectual property rights in, any such content or other output. If we fail to obtain protection for the intellectual property rights concerning our AI, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.
The regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect our current uses of AI, or could be rescinded or amended as new administrations take differing approaches to evolving AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI, and new laws regulating the use of AI have either entered into force in the United States and the EU or are expected to enter into force. For example, the European Union’s Artificial Intelligence Act (the “AI Act”), which entered into force on August 1, 2024, establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. The majority of the substantive requirements from the AI Act will apply from August 2, 2026 and this framework categorizes AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered limited or low risk. There is a risk that our current or future use of AI may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability and fines or otherwise adversely affect our business, results of operations, financial condition and future prospects. For additional information concerning risks with respect to compliance with data privacy laws, see "Information Security and Privacy Related Risks."
The cost to comply with federal, foreign, state or other laws, regulations, or decisions and/or guidance applicable to our business could be significant and could increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

RISKS ASSOCIATED WITH THE AIRLINE INDUSTRY
We could be adversely affected by an outbreak or resurgence of a disease or an environmental disaster that significantly affects travel behavior.
Any outbreak or resurgence of a disease, which affect travel behavior, travel demand, or travel restrictions, or a similar public health threat, or fear of such an event could have a material adverse impact on airlines. In addition, outbreaks of disease could result in quarantines of our personnel, business partners and their suppliers, or an inability to access facilities or our aircraft, which could adversely affect our operations. Certain environmental disasters may be caused or adversely exacerbated by the physical impacts of climate change. For more information, please see our risk factor titled "We may be affected by global climate change or by legal, regulatory or market responses to such change."
The extent, duration, and magnitude of an outbreak or resurgence of a disease will depend on various factors, all of which are highly uncertain, difficult to predict and not controlled by us. In addition, we cannot predict whether business travel for in-person meetings will return to pre-COVID-19 levels over the long-term due to technological advancements in, and consumer acceptance and adaptation to, virtual meetings and/or changes in customer preferences.
Similarly, if an environmental disaster were to occur and adversely impact any of our destination cities, travel behavior could be affected and in turn, could materially adversely impact our business, operating results, liquidity and financial condition.
Compliance with environmental laws and regulations may cause us to incur substantial costs.
Many aspects of airlines' operations are subject to increasingly stringent environmental regulations and enforcement policies, and growing concerns about climate change and other matters, including an evolving set of previously unregulated substances, may result in the imposition of additional regulation. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties, as well as civil liability.
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
Governmental authorities in the U.S. and abroad are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl, substances ("PFAS"). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including those related to aviation. Among other things, recent changes to federal requirements for firefighting foams containing PFAS, as well as related state regulations affecting their use, will require operational changes. In August 2022, the US Environmental Protection Agency ("USEPA") published for public comment a new rulemaking that would designate two PFAS substances (perfluorooctanoic acid and perfluorooctanesulfonic acid) as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. This rule, which was finalized in April 2024, requires entities to immediately report current and past releases that meet or exceed the reportable quantity for such substances to USEPA's National Response Center. With this final rule and the introduction of any additional state or federal regulations or enforcement policies, we may incur costs in connection with reporting obligations and costs related to historic usage of PFAS-containing materials, transitioning away from the usage of PFAS-containing products, disposing of PFAS-containing waste or remediating any residual environmental impacts.
Under our leases and related contracts for our airport facilities, we may be responsible for a share of the airport's or other operators' costs in meeting new or upgraded regulatory requirements including, for example, implementation of USEPA and state stormwater regulations that require building or reconfiguring airport de-icing facilities to capture and treat discharges of de-icing and anti-icing chemicals. In addition, USEPA is proposing to add PFAS stormwater monitoring requirements from industrial facilities in areas where USEPA is the National Pollutant Discharge Elimination System permitting authority.
Since the domestic airline industry is increasingly price sensitive, we may not be able to recover the cost of compliance with new or more stringent environmental laws and regulations from our customers, which could adversely affect our business and financial results. Although we do not expect the costs of complying with current environmental regulations will have a material adverse effect on our financial position, results of operations, or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.
We may be affected by global climate change or by legal, regulatory or market responses to such change.
There are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers and business partners, cause inflight cancellations, delays, and diversions, require us to incur additional operating or capital expenditures, reduce the demand for certain of our flight offerings, or otherwise adversely impact our business, financial condition, or results of operations. The frequency and/or intensity of such events may increase over time. While we may take various actions to mitigate our business risks associated with extreme weather events, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing such risks.
Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. For example, there have been significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the ICAO passed a resolution adopting CORSIA, which is a global, market-based emissions offset program to encourage carbon-neutral growth in international aviation. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is scheduled to be implemented through multiple phases that began in 2021. ICAO continues to develop details regarding implementation and, while we expect compliance with CORSIA will increase our operating costs, the anticipated cost of compliance with CORSIA is uncertain due to a number of factors, including the volatility in demand for international air travel and the uncertainty in the supply and price of eligible carbon offsets or low-carbon aircraft fuels. The USEPA has also adopted rules implementing the ICAO aircraft engine GHG emission standards. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations took effect in April 2024 and will apply to larger business and commercial jet aircraft with either new design types (not previously certified by the FAA) or existing design types that are in production as of January 1, 2028. More stringent standards, or other restrictions, may also be adopted in the future.
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
For example, there are growing initiatives to mandate use of SAF, a term which includes a variety of fuels that are believed to have lower environmental impact than conventional aviation fuels. The latest proposal in the EU, which was approved by the European Parliament in September 2023 and the European Council in October 2023 would impose a SAF blending standard starting at 2% in 2025 and rising to 70% in 2050. Other countries, including the UK, have adopted or are considering adopting similar SAF requirements. In the US, the FAA's Aviation Climate Action Plan (published in November 2021) includes a Sustainable Aviation Fuel Grand Challenge, calling for a replacement of all traditional aviation fuel by 2050. These programs, in addition to our own and other airlines' commitments to increase use of SAF, may result in a competitive market for available SAF inventories or result in our inability to procure SAF at prices we find acceptable. Any regulatory uncertainty on the treatment of SAF may also impact the availability or price of SAF. Until SAF production increases, we may need to pay a significant premium for SAF above the cost of traditional fuel.
Reporting expectations are also increasing, with a variety of customers, capital providers, and regulators seeking increased information on climate-related risks and impacts. Various policymakers, such as the European Union, and the State of California, have adopted or are considering adopting, requirements for companies to provide significantly expanded climate-related disclosures, adopt specific policies or procedures, or take other climate-related actions. Such requirements are not uniform across jurisdictions, and may be inconsistently applied, which can increase the complexity and cost of compliance, and increase the risk of enforcement or litigation relating to our disclosures and initiatives. All of these risks may also impact our suppliers, business partners or customers, which may indirectly impact our business, financial condition, or results of operations.
Increasing scrutiny of, and evolving expectations regarding, environmental and social matters may impact our business and reputation.
Companies across industries are facing increasing scrutiny from a variety of stakeholders, including states attorneys general, related to their environmental, human rights, social, and sustainability practices. Expectations regarding voluntary sustainability initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain product or service offerings, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we have in past engaged, and expect in future to continue to engage, in voluntary initiatives (such as voluntary disclosures, certifications, or goals) to improve the profile of our Company and/or offerings or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around a company's management of such matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, legal, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, be subject to misinterpretation, or be out of alignment with policymaker or other stakeholder expectations. If we fail, or are perceived to fail, to comply with or advance certain environmental or social initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant environmental or sustainability claims due to a variety of perceived deficiencies in actions, statements, or methodology, including as stakeholder perceptions of sustainability continue to evolve. In the airline industry specifically, there has been particular scrutiny of and liability associated with the use of "sustainable aviation fuel" and carbon offsets and claims made in connection with same.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies' profiles in making investment or voting decisions. Unfavorable ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent sustainability or social matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. For more information, please see our risk factor titled "We may be affected by global climate change or by legal, regulatory or market responses to such change." Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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

Changes in laws and government regulations, imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, involving significant compliance costs. These requirements may adversely impact our business, operating results and financial condition. For example, in January 2025, the DOT assessed a $2 million civil penalty against us in connection with flights determined to be chronically delayed in 2022 and 2023. In recent years, Congress has passed laws and the agencies of the federal government, including, but not limited to, the DOT, FAA, CBP, and the TSA, have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws including executive orders, regulations, tax laws, and airport rates and charges have been proposed from time to time that could significantly increase the cost of or otherwise constrain airline operations or reduce the demand for air travel. For example, legislative and regulatory bodies have examined the manner in which airlines have "unbundled" the pricing in respect of certain products and services, and new rules or taxes in respect of these different revenue sources could potentially have an adverse effect on our business. If adopted or materially amended, these measures could have the effect of raising ticket prices, which in turn could affect the perception of the airline industry, reduce air travel demand and/or revenue, and increase costs. We cannot be assured that these and other laws, including executive orders, regulations, or tax laws, enacted in the future, or other changes in the political landscape, will not harm our business.
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
Fundamental and permanent changes in the domestic airline industry have occurred over time as a result of several years of repeated losses, among other reasons. These losses resulted in airlines renegotiating or attempting to renegotiate labor contracts, reconfiguring flight schedules, furloughing, or terminating crewmembers, as well as considering other efficiency and cost-cutting measures. Despite these actions, several airlines have reorganized under Chapter 11 of the U.S. Bankruptcy Code to permit them to reduce labor rates, restructure debt, terminate pension plans, and generally reduce their cost structure. Since 2005, the U.S. airline industry has experienced significant consolidation and liquidations. A global economic recession and related unfavorable general economic conditions, such as higher unemployment rates, debt and equity market fluctuations, a constrained credit market, housing-related pressures, rising interest rates and increased business operating costs can reduce spending for both leisure and business travel and otherwise impact booking practices. Unfavorable economic conditions could also impact an airline's ability to raise fares to counteract increased fuel, labor, and other costs. It is possible that further airline reorganizations, consolidation, bankruptcies, or liquidations may occur in the current global economic environment, the effects of which we are unable to predict. We cannot be assured that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the industry.
In recent years the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.
Furthermore, the United States economy recently encountered a material level of inflation. Increases in inflation may raise our costs for labor, materials and services, and other costs required to operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition.
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
We maintain a formal cybersecurity program with guidance drawn from the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF") and other industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our program is designed to protect the confidentiality, integrity, and availability of information technology systems and data. The state of our program maturity and regulatory compliance is regularly reviewed by third-party cybersecurity auditors and assessors. Among the key features of our cybersecurity risk management processes are the following:
•policies and procedures designed to comply with data security and privacy obligations;
•security technology and tools deployed in our IT environment that help us to identify and manage critical cybersecurity risks, as well as to detect and respond to incidents;
•security awareness training offered to our workforce, and specialized incident response training for our cybersecurity team;
•a Security Operations Center that monitors and responds to incidents; and
•a third-party risk management program that includes diligence and contracting processes for vendors and service providers based on their respective function and risk profile.
JetBlue management has overall responsibility for assessing and managing risks from cybersecurity threats to the Company and has an established cyber risk committee that consists of the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Information Security Officer (CISO). Our CISO has primary responsibility for the design and execution of our cybersecurity risk management program, and helps the committee stay informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, including but not limited to briefings with internal security team members, threat intelligence obtained from public and private sources, and alerts and reports produced by security tools deployed in the IT environment. Our current CISO has nearly two decades of experience in IT risk and program management, threat intelligence, and cybersecurity governance; he also has several cybersecurity industry certifications and specialized training in cybersecurity.
The CISO regularly briefs the cyber risk committee to review and evaluate potential threats and cyber risks to the Company. A cyber risk update is provided on a quarterly basis to the Audit Committee, which has delegated authority from the Board for cybersecurity risk oversight, and reports are made to the full Board on an annual basis.
For 2024, we reported no material cybersecurity incidents affecting the confidentiality, integrity, or availability of data or information technology systems. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For further information, please see our risk factors titled "Our reputation and business may be harmed and we may be subject to legal claims if there is disruption to our information technology systems or loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers', crewmembers', business partners' or our own information or other breaches of our information security" and "Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition."

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2024, our aircraft types and configurations consisted of the following (1):

Aircraft	Seating Capacity	Owned (2)	Operating Lease	Total	Average Age in Years
Airbus A220	140	42	—	42	2
Airbus A320	150	11	—	11	24
Airbus A320 Restyled	162	101	18	119	19
Airbus A321	200	28	—	28	9
Airbus A321 with Mint®	159	35	—	35	8
Airbus A321neo	200	16	—	16	5
Airbus A321neo with Mint®	160	10	—	10	2
Airbus A321neoLR with Mint®	138	11	—	11	2
Embraer E190 (3)	100	10	8	18	16
		264	26	290	12
(1) Includes aircraft that have been temporarily removed from service, including 11 aircraft grounded as of December 31, 2024, due to the required removal of certain Pratt & Whitney engines for inspection and lack of engine availability. All aircraft temporarily removed from service are expected to return to operation in the future.
(2) Total owned aircraft includes aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes.
(3) Excludes 15 permanently parked aircraft owned by the Company, and five parked aircraft awaiting lease return.
As of December 31, 2024, our aircraft leases had an average remaining term of approximately two years, with expiration dates between 2025 and 2028.
As of December 31, 2024, we had 106 aircraft on order and scheduled for delivery through 2033. Our future aircraft delivery schedule is as follows (1):

	Contractual Order Book
Year	Airbus A220	Airbus A321neo	Total
2025	20	4	24
2026	17	—	17
2027	5	—	5
2028	9	—	9
2029	7	—	7
Thereafter	—	44	44
Total (2)	58	48	106
(1) The aircraft orders stated above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2024.
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

A summary of our most significant lease agreements is provided below:
•JFK - We have a lease agreement with the PANYNJ for Terminal 5 until November 2042, but we have the option to terminate the agreement in 2033. In 2012, we amended the lease to extend into the former Terminal 6 property in order to build T5i. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partner, JFK Millennium Partners ("JMP").
•BOS - In May 2005, we entered into a lease with Massachusetts Port Authority ("Massport") with a five-year term (and 20 automatic one-year renewals), for five gates in Terminal C, which expanded to 11 by November 2008. We have since entered into multiple amendments with Massport to continue to grow our footprint in Terminal C. As of December 31, 2024, we leased 30 gates in Boston. Our lease with Massport is scheduled to expire in April 2030.
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
•Orlando - We have a ground lease agreement for a hangar which expires in 2035. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for training our pilots and inflight crewmembers, as well as support training for our technical operations and airport crewmembers. This facility is equipped with 12 full flight simulators, 12 flight training devices, four cabin trainers, a training pool, classrooms, and support areas.
The Lodge at the Orlando Support Center is adjacent to JetBlue University and is used for lodging our crewmembers when they attend training.
Our primary corporate office is located in Long Island City, New York, with our lease expiring in 2039. We have an additional support center located in Salt Lake City, Utah, with our lease expiring in 2028.
We also maintain other facilities that are necessary to support our operations in the cities we serve.
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. See Note 11 and Note 18 to our consolidated financial statements included in Part II. Item 8 of this Report for a discussion of material pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2025, there were approximately 370 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board, subject to applicable limitations under Delaware law or legislation. This decision would be dependent upon our results of operations, financial condition, and other factors deemed relevant by our Board.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We do not currently have a share repurchase program. Any future determination to enter into a share repurchase program will be at the discretion of the Board, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. The acquisition of treasury stock reflected on our consolidated statement of cash flows for the year ended December 31, 2024, represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.

Stock Performance Graph
This performance graph shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P 500 Stock Index and the NYSE ARCA Airline Index from December 31, 2019 to December 31, 2024. The comparison assumes the investment of $100 on December 31, 2019 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
JetBlue Airways Corporation
S&P 500 Stock Index
NYSE ARCA Airline Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
JetBlue Airways Corporation	$100	$78	$76	$35	$30	$42
S&P 500 Stock Index	100	116	148	119	148	182
NYSE ARCA Airline Index	100	76	74	48	62	61

ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I. Item 1A, "Risk Factors" and other parts of this Report.
We expect our operating results to fluctuate significantly from quarter-to-quarter in the future due to factors such as economic conditions, weather events, cost of aircraft fuel, and various other factors, many of which are outside of our control. Consequently, we believe quarter-over-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase from wage rate cost pressures, as we acquire additional aircraft, and as our fleet ages.
OVERVIEW
In 2024, we incurred a net loss of $795 million, compared to a net loss of $310 million in 2023, an increase of $485 million compared to the prior year. This increase is primarily due to the write off of Spirit-related costs for $532 million as a result of the termination of the Merger Agreement in March 2024.
Despite a reduction in capacity, we progressed on our revenue initiatives during the year. We saw revenue strength in our premium product offerings, with Even More® Space, preferred seating, and Mint® performing well. Also, our Blue Basic carry-on bag changes implemented this year helped bolster our revenue results. In addition, improvements in our operational metrics resulted in greater cost efficiencies. Fuel prices declined over the year and we continued to make progress on our cost savings programs, allowing us to maintain low costs for the year.
2024 Results
Our 2024 financial and operational highlights include the following:
•2024 system available seat miles ("ASMs" or "capacity") decreased by 3.5% compared to 2023.
•We generated $9.3 billion in operating revenue, a decrease of $336 million, or 3.5% compared to 2023, primarily due to lower capacity.
•Operating expense increased by 1.2% year-over-year to $10.0 billion.
•Our operating expenses in 2024 and 2023 included the effects of special items. Excluding aircraft fuel, special items, and operating expenses related to our non-airline businesses, our 2024 adjusted operating expense (1) increased by 2.8% to $7.0 billion, year-over-year.
•Operating expense per available seat mile ("CASM") increased by 4.9% to 15.08 cents year-over-year.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 6.6% to 10.55 cents year-over-year.
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
The sections below highlight some additional changes made to support these priority moves during the year.
Reliable and Caring Service
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In 2024, our system-wide on-time performance was 74.1% compared to 67.4% in 2023. Our completion factor increased to 98.6% in 2024 compared to 98.1% in 2023.
We were ranked 6th overall in Wall Street Journal's 2024 Airline Rankings, a three spot improvement from 2023.
(1) Refer to our "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure. 39

Best Coast East Leisure Network
We are committed to refocusing our network to high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico.
During 2024, we redeployed approximately 20% of our network to focus on our core strengths. These network changes included 15 station closures and over 50 route exits and the announcement of service to several new BlueCities.
We also opened a flight attendant crew base in San Juan, Puerto Rico in December 2024 with plans to open a pilot crew base in early 2025.
Products and Perks Customers Value
During the year, we made enhancements to our customer experience to evolve with customer preferences. We are creating more options by increasing the value of our product offerings and customer experience.
We introduced preferred seating, added new loyalty partners, and implemented a baggage policy update to the Blue Basic fare, which now includes a free carry-on bag. In 2024, we also expanded the co-brand portfolio with the announcement of a premium co-branded credit card, which launched in January 2025.
We announced plans to improve the Even More® Space booking process and onboard soft product experience. Beginning in January 2025, Even More® Space was rebranded to EvenMore® which includes dedicated overhead bin space, complimentary alcoholic beverages, and premium snack options.
We announced plans for the opening of airport lounges at JFK Terminal 5 and BOS Terminal C. The JFK lounge is expected to open in late 2025, with the BOS lounge expected to follow shortly thereafter.
We also announced plans to introduce a new domestic first class cabin on all non-Mint® aircraft, beginning in 2026.
A Secure Financial Future
To secure our financial future we deferred approximately $3.0 billion dollars of capital expenditures related to Airbus aircraft deliveries and raised significant financing. These moves strengthened our liquidity position.
Airbus Aircraft Deferral
On July 26, 2024, JetBlue and Airbus S.A.S. ("Airbus") entered into an amended delivery schedule pursuant to which we agreed to defer 44 Airbus A321neo aircraft originally scheduled for delivery from 2025 through 2029 to revised delivery dates of 2030 and beyond. This aircraft deferral shifted approximately $3.0 billion in capital expenditures to 2030 and beyond.
The Company is pursuing capital-light growth through extending the lives of certain A320 aircraft.
Liquidity
At December 31, 2024, we had $3.9 billion in liquidity, which included unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities. In addition, we had a $600 million Citibank line of credit.
For the year ended December 31, 2024, we completed the following financing transactions:
•raised approximately $2.8 billion in proceeds through the issuance of 9.875% senior secured notes due 2031 ("TrueBlue® Notes") and borrowings under a new senior secured term loan facility due 2029 (the "TrueBlue® Term Loan Facility", collectively the "TrueBlue® Financings");
•issued $460 million of 2.50% convertible senior notes;
•issued $662 million in floating rate equipment notes;
•entered into $668 million of failed sale-leaseback transactions; and
•repaid $748 million on our outstanding debt and finance lease obligations, including the early retirement of $425 million related to our existing 0.50% convertible senior notes.
Refer to Note 3 to our consolidated financial statements included in Part II, Item 8 of this Report for additional information on these financing transactions.
Sustainability
In 2024, we signed a new commercial agreement to purchase SAF during the initial 12-month period, approximately 3.3 million gallons of blended sustainable aviation fuel (with an option to purchase up to an additional 13.3 million gallons). The SAF purchase began supplying JFK airport in the fourth quarter of 2024.

40

We were also one of three airlines included in the purchase of SAF certificates, equal to about 50 million gallons of high-integrity SAF, or 500,000 tons, of abated CO e, through the Sustainable Aviation Buyers Alliance.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A220 and Airbus A321neo fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of December 31, 2024, we had 11 aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 360 days to complete a shop visit and return to a serviceable condition. We currently expect aircraft out of service in 2025 to average in the mid-to-high teens.
Given that we expect to have a certain number of aircraft groundings into 2025 and beyond, we plan to continue to assess the resulting impact on our future capacity plans. We are currently working with Pratt & Whitney on a resolution and any potential remediation steps remains uncertain.

41

RESULTS OF OPERATIONS
The following discussion is a comparison of the 2024 to 2023 results of operations. Refer to Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the year ended December 31, 2023 for detailed discussions comparing the 2023 to 2022 period.
2024 Compared to 2023
Overview
We reported a net loss of $795 million, an operating loss of $684 million and operating margin of (7.4)% for the year ended December 31, 2024. This compares to net loss of $310 million, operating loss of $230 million, and operating margin of (2.4)% for the year ended December 31, 2023. Our loss per share was $2.30 for 2024 compared to a loss per share of $0.93 for 2023.
Our 2024 and 2023 reported results included the effects of special items. Adjusting for these special items, our adjusted net loss (1) was $245 million, adjusted operating loss (1) was $93 million, and our adjusted operating margin (1) was (1.0)% for 2024. This compares to an adjusted net loss (1) of $151 million, adjusted operating loss (1) of $33 million, and an adjusted operating margin (1) of (0.3)% for 2023. Excluding special items, our adjusted loss per share (1) was $0.71 for 2024 compared to an adjusted loss per share of $0.45 for 2023.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2024	2023	$	%
Passenger revenue	$8,617	$9,008	(391)	(4.3)%
Other revenue	662	607	55	9.0
Total operating revenues	$9,279	$9,615	(336)	(3.5)%

Average fare	$212.78	$211.79	0.99	0.5
Yield per passenger mile (cents)	15.68	15.92	(0.24)	(1.5)
Passenger revenue per ASM (cents)	13.04	13.15	(0.11)	(0.8)
Operating revenue per ASM (cents)	14.04	14.04	—	—
Average stage length (miles)	1,287	1,230	57	4.6
Revenue passengers (thousands)	40,498	42,534	(2,036)	(4.8)
Revenue passenger miles (millions)	54,958	56,578	(1,620)	(2.9)
Available seat miles (ASMs) (millions)	66,082	68,497	(2,415)	(3.5)
Load factor	83.2%	82.6%		0.6	pts
Passenger revenue is our primary source of revenue which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. Passenger revenue decreased for 2024 compared to 2023 by $391 million, or 4.3%. This was mainly driven by a 3.5% reduction in capacity.
Other revenue primarily consists of loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions and advertising revenue. The year-over-year increase in other revenue of $55 million, or 9.0%, was principally driven by an increase in TrueBlue® non-transportation revenue due to higher customer spend as well as an increase in vacation bookings.
We measure capacity in terms of available seat miles, which represents the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles. We attempt to increase passenger revenue by increasing our yield and also increasing our load factor of flights, when possible. Our objective is to optimize our fare mix to increase our overall revenue per available seat mile while continuing to provide our customers with competitive fares.
(1) Refer to our "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure. 42

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		Cents per ASM
	2024	2023	$	%	2024	2023	% Change
Aircraft fuel	$2,343	$2,807	(464)	(16.5)	3.55	4.10	(13.5)
Salaries, wages and benefits	3,263	3,055	208	6.8	4.94	4.46	10.7
Landing fees and other rents	659	657	2	0.4	1.00	0.96	4.1
Depreciation and amortization	655	621	34	5.5	0.98	0.90	9.4
Aircraft rent	92	126	(34)	(27.2)	0.14	0.18	(24.5)
Sales and marketing	328	316	12	4.0	0.50	0.46	7.8
Maintenance, materials and repairs	628	654	(26)	(4.1)	0.95	0.96	(0.6)
Special items	591	197	394	NM (1)	0.89	0.29	NM
Other operating expenses	1,404	1,412	(8)	(0.6)	2.13	2.06	3.1
Total operating expenses	$9,963	$9,845	118	1.2	15.08	14.37	4.9
(1) Not meaningful or greater than 100% change.
Aircraft Fuel and Related Taxes
Aircraft fuel decreased by $464 million, or 16.5%, in 2024 compared to 2023. The average fuel price decreased 12.1% in 2024 to $2.75 per gallon and fuel consumption decreased by 4.9%, or 44 million gallons.
Salaries, Wages and Benefits
Salaries, wages, and benefits increased $208 million, or 6.8%, in 2024, driven by wage rate increases. The wage rate increases were primarily due to the new pilot union contract effective March 1, 2023, which included an initial pay rate increase of 14% and additional pay rate increases of 3% and 9% in August 2023 and August 2024, respectively.
Depreciation and Amortization
Depreciation and amortization primarily includes owned and finance leased aircraft and spare engines, in-flight entertainment systems, airport leasehold improvements and software development. Depreciation and amortization increased $34 million, or 5.5%, compared to the 2023 period. This increase was primarily driven by the induction of new aircraft and spare engines.
Aircraft Rent
Aircraft rent decreased $34 million, or 27.2%, in 2024 compared to the 2023 period as a result of fewer leases for the Airbus A320 aircraft and the Embraer E190 aircraft. The Company purchased certain Airbus A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor as part of the Company's fleet transition plan.
Special Items
In 2024, special items included the following:
•$532 million relating to Spirit-related costs;
•$26 million relating to union contract costs;
•$17 million relating to voluntary opt-out costs;
•$15 million relating to Embraer E190 fleet transition costs; and
•$1 million relating to other special items.
In 2023, special items included the following:
•$105 million related to union contract costs; and
•$92 million related to Spirit-related costs.

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2024	2023	$	%
Interest expense	$(365)	$(210)	$(155)	73.3%
Interest income	111	70	41	58.1
Capitalized interest	15	19	(4)	(21.2)
Gain (loss) on investments, net	(27)	9	(36)	NM (1)
Gain on debt extinguishments	22	—	22	NM
Other	31	8	23	NM
Total other expense	$(213)	$(104)	$(109)	NM
(1) Not meaningful or greater than 100% change.
Interest Expense
Interest expense increased by $155 million, or 73.3%, for 2024 compared to the same period in 2023. This increase was primarily due to incremental aircraft failed sale-leaseback transactions, new equipment notes, and the financing of our TrueBlue® program. These increases were partially offset by commitment fees incurred in 2023 related to the $3.5 billion Senior Secured Bridge Facility but canceled in March 2024 in connection with the termination of the merger with Spirit.
Interest Income
Interest income increased by $41 million, or 58.1%, for 2024 compared to the same period in 2023. This increase was primarily driven by an increase in short term investments from the proceeds received from the TrueBlue® Financings.
Gain (Loss) on Investments, Net
Gain (loss) on investments, net resulted in $27 million loss for 2024. This loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JetBlue Ventures equity investments. For 2023, gain (loss) on investments resulted in a $9 million gain on certain equity securities.
Gain on Debt Extinguishments
Gain on debt extinguishments was $22 million for 2024. This gain was due to the early retirement on a portion of our 0.50% convertible senior notes, due 2026.
Other
Other income increased by $23 million for 2024 compared to the same period in 2023. This increase is primarily due to income recorded related to our share of equity method investees' financial results.
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
In July 2024, we entered into an amendment to the Second Amended and Restated Credit and Guaranty Agreement (the "Facility"), dated July 29, 2024, among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto (the "Second Amendment"), which modifies the Facility to, among other things, (i) extend the final maturity of the Facility to October 21, 2029; (ii) adjust the margin and the minimum liquidity requirements of the Company; (iii) replace the sustainability adjustment mechanism; (iv) allow for certain additions of eligible collateral; and (v) remove provisions relating to the terminated merger agreement with Spirit.
In August 2024, we raised approximately $2.8 billion in proceeds through the issuance of the TrueBlue® Financings, which in each case are secured by collateral consisting of assets related to our TrueBlue® loyalty program. We also raised $460 million in proceeds through the issuance of 2.50% convertible senior notes, due 2029. The initial net proceeds from the 2.50%

convertible senior notes were used to retire a portion of our existing 0.50% convertible senior notes, due 2026. Refer to Note 3 to our consolidated financial statements included in Part II, Item 8 of this Report for additional information on these financing transactions.
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
As of December 31, 2024, our unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of $3.9 billion, which we believe will be sufficient to satisfy our liquidity needs for at least the next twelve months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $1.9 billion as of December 31, 2024. This compares to $1.2 billion and $1.0 billion as of December 31, 2023 and 2022, respectively. We held both short and long-term investments in 2024, 2023, and 2022. These investments totaled $2.0 billion as of December 31, 2024 compared to $564 million and $522 million as of December 31, 2023 and 2022, respectively.
Operating Activities
Cash provided by operating activities was $144 million in 2024. This compares to cash provided by operating activities of $400 million in 2023 and $379 million in 2022. The decrease in operating cash flow is driven by higher operating losses due to lower revenue as a result of capacity reduction. The decrease is also due to the change in working capital and the Spirit merger termination.
Investing Activities
Cash used in investing activities totaled approximately $3.1 billion, $1.4 billion, and $908 million in 2024, 2023, and 2022, respectively.
During 2024, flight equipment capital expenditures included $1.3 billion related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $81 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $121 million. Investing activities for the current year also included $1.5 billion in net purchases of investment securities, $141 million in aircraft pre-delivery deposits payments, $30 million of proceeds from the sale of assets and sale-leaseback transactions, and $22 million in Spirit shareholder payments.
During 2023, flight equipment capital expenditures included $946 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $63 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $119 million. Investing activities for 2023 also included $131 million in Spirit shareholder payments, $78 million in flight equipment pre-delivery deposits and $42 million in net purchases of investment securities.
During 2022, flight equipment capital expenditures included $571 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $64 million for spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $132 million. Investing activities in 2022 also included the net proceeds of $321 million from our investment securities, $297 million in Spirit shareholder payments and $156 million in flight equipment pre-delivery deposits.

Financing Activities
Financing activities during the year primarily consisted of the following proceeds:
• $2.8 billion in proceeds from the TrueBlue® Financings;
•$662 million in floating rate equipment notes;
•$460 million from the issuance of 2.50% convertible senior notes;
•$668 million in proceeds from failed sale-leaseback transactions; and
•$60 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
These proceeds were partially offset by debt repayments of $748 million on our outstanding debt and finance lease obligations, which included the following repayments:
•$402 million on our 0.5% convertible senior notes;
•$244 million on our term loan debt;
•$96 million on our failed sale-leaseback obligations; and
•$6 million on our finance lease obligations.
Financing activities during 2024 also included $6 million for the acquisition of treasury stock, which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period. It also includes $66 million in financing fees related to new debt agreements in 2024.
Financing activities during 2023 primarily consisted of the following proceeds:
•$1.3 billion in proceeds from failed sale-leaseback transactions;
•$78 million in proceeds from long-term debt; and
•$53 million in proceeds from the issuance of common stock related to our crewmember stock purchase plan.
These proceeds were partially offset by debt repayments of $347 million on our outstanding debt and finance lease obligations, which included the following repayments:
•$322 million on our term loan debt;
•$24 million on our failed sale-leaseback obligations; and
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
•$6 million on our failed sale-leaseback obligations; and
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

Capital Resources
Depending on market conditions, we may use a mix of cash and debt financing for aircraft scheduled for delivery in 2025. For deliveries after 2025, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all.
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate ("LIBOR"), or such replacement index as the bank may determine from time to time in accordance with the terms of the agreement, plus a margin. We did not borrow under this facility in 2024, 2023 or 2022.
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $600 million (the "Revolving Facility"). The term of the Revolving Facility runs through October 2029. Borrowings under the Revolving Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR"), plus a margin. The Revolving Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Revolving Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the years ended December 31, 2024, 2023 and 2022, we did not have a balance outstanding or any borrowings under the Revolving Facility.
We have the TrueBlue® Term Loan Facility with Barclays Bank PLC, as administrative agent, and Wilmington Trust, National Association, as collateral administrator, for up to $765 million, with the Company and JetBlue Loyalty, LP as co-borrowers. The term of the TrueBlue® Term Loan Facility runs through August 2029. The TrueBlue® Term Loan Facility is guaranteed by certain of the Company's subsidiaries and secured, on a pari passu basis with the TrueBlue® Notes, by a first lien on certain collateral in connection with the Company's customer loyalty program, TrueBlue®. The loans under the TrueBlue® Term Loan Facility bear interest at a variable rate equal to Term SOFR (as defined in the agreement governing the TrueBlue® Term Loan Facility) plus an applicable margin (subject to a Term SOFR floor), or another index rate plus an applicable margin. The TrueBlue® Term Loan Facility is subject to quarterly amortization payments beginning in December 2024. The TrueBlue® Term Loan Facility contains customary affirmative, negative and financial covenants including compliance with certain debt service coverage ratios and minimum liquidity requirements as well as events of default. As of and for the year ended December 31, 2024, we had a $763 million balance outstanding under the TrueBlue® Term Loan Facility.
Working Capital
We had working capital of $377 million as of December 31, 2024 compared to a deficit of $1.5 billion as of December 31, 2023. Our working capital increased by $1.8 billion primarily due to an increase in cash and investment securities from raising $2.8 billion in proceeds from the TrueBlue® Financings and raising $460 million in proceeds from the issuance of the 2.50% convertible senior notes. These increases were offset in part by $748 million in payments on our outstanding debt and finance lease obligations, which included an early retirement of a portion of our 0.50% convertible senior notes.
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
CONTRACTUAL OBLIGATIONS
Our material cash requirements for known contractual and other obligations as of December 31, 2024 includes the following (in millions):

	Payments due in
	2025	2026	2027	2028	2029	Thereafter	Total
Debt and finance lease obligations (1)	$937	$1,247	$908	$986	$2,188	$5,719	$11,985
Operating lease obligations	132	108	96	82	75	301	794
Flight equipment purchase obligations	981	690	288	410	321	3,754	6,444
Other obligations (2)	397	372	376	425	290	9	1,869
Total	$2,447	$2,417	$1,668	$1,903	$2,874	$9,783	$21,092
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after December 31, 2024 except as otherwise noted.
(1)The interest rates are fixed for $6.8 billion of our debt and finance lease obligations, with the remaining $1.7 billion having floating interest rates. The estimated floating rate is equal to SOFR plus an applicable margin based on December 31, 2024 rates. The weighted average maturity of all of our debt was 7 years as of December 31, 2024.
(2)Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
Debt and Finance Lease Obligations
As of December 31, 2024, we were in compliance with the material covenants of our debt and lease agreements.
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
We have $61 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 65% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.
Operating Lease Obligations
As of December 31, 2024, we had operating lease obligations for 26 aircraft with lease terms that expire between 2025 and 2028. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. As of December 31, 2024, the average age of our operating fleet was 12 years. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment. Minimum ground and facility rents at JFK totaling $535 million are included in the commitments table above as operating lease obligations. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partners JMP through a $65 million letter of credit in exchange for 5% ownership. This amount is included in restricted cash on the consolidated balance sheets as of December 31, 2024.

We have a long term lease for our primary corporate office in Long Island City until 2039. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each. The total committed expenditure for the lease through 2039 is approximately $81 million.
Flight Equipment Purchase Obligations
Our firm aircraft orders include the following aircraft (1):

Year	Airbus A220	Airbus A321neo	Total
2025	20	4	24
2026	17	—	17
2027	5	—	5
2028	9	—	9
2029	7	—	7
Thereafter	—	44	44
Total (2)	58	48	106
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
Depending on market conditions, we may use a mix of cash and debt financing for aircraft scheduled for delivery in future years. Although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
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

CLIMATE CHANGE
Concern over climate change has led to significant U.S. and international legislative and regulatory efforts to reduce GHG emissions, including our aircraft and ground operations emissions. Below is a discussion of the regulations that are relevant to JetBlue and the efforts we have taken to address climate change.
Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA")
In October 2016, ICAO passed a resolution adopting CORSIA, which is a global, market-based measure for the airline industry to achieve carbon-neutral growth for international flying beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is being implemented through multiple phases that began in 2021. ICAO continues to develop details regarding implementation and, while we expect compliance with CORSIA will increase our operating costs, the anticipated cost of compliance with CORSIA is uncertain due to a number of factors, including the volatility in demand for international air travel, regulatory uncertainty, and uncertainty in the supply and price of eligible carbon offsets or low-carbon aircraft fuels.
GHG emission standards
In January 2021, the USEPA promulgated a final rule implementing the 2017 ICAO aircraft engine GHG emission standards, which will apply to larger business and commercial jet aircraft with either new design types (not previously certified by the FAA) or existing design types that are in production as of January 1, 2028. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations became effective in April 2024 and apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircrafts.
Sustainable Aviation Fuel Tax Credit & Clean Fuel Production Credit
One of the various programs within the Inflation Reduction Act of 2022 (the "IRA") was the creation of a tax credit for SAF. The SAF credit applies to a qualified fuel mixture containing sustainable aviation fuel for certain sales or uses in calendar years 2023 and 2024. The credit provides for a $1.25 credit for each gallon of SAF in a qualified mixture, which must have a minimum reduction of 50% in lifecycle greenhouse gas emissions. Additionally, there is a supplemental credit of one cent for each percent that the reduction exceeds 50%, for a total credit range of $1.25 to $1.75 per gallon. Though this credit (40B SAF Tax Credit) has been a meaningful development to stimulate the production of SAF, making it more affordable and widely available, the tax credit will only be available through the end of 2024. In 2025, the IRA 40B will be replaced by the Clean Fuel Production Credit (45Z), which will apply to qualifying transportation fuel produced between 2025 and 2027. Beginning January 1, 2025, the Treasury Department will offer tax credits for the production and sale of low emission transportation fuels, including SAF. The tax credit amount is $0.20 per gallon for non-aviation fuel and $0.35 per gallon for SAF. For facilities that satisfy the prevailing wage and apprenticeship requirements, the credit amount is $1.00 per gallon for non-aviation fuel and $1.75 per gallon for SAF. For any taxable year, the IRA 45Z is equal to the applicable credit amount per gallon multiplied by the fuel's carbon dioxide emissions factor. We believe tax credits like 40B and 45Z are an important step in helping the U.S. airline industry reach its goal of achieving net-zero carbon emissions by 2050, as well as our own goal of net zero emissions by 2040. Given the new administration in 2025, we expect some uncertainty around the specifics of these tax credits (requirements, longevity, disbursement, etc.) looking forward.
SAF Mandates
There are also growing initiatives to mandate use of SAF or otherwise reduce GHG emissions associated with various aircraft design types. For more information, see our risk factor titled "We may be affected by global climate change or by legal, regulatory or market responses to such changes."
In October 2023, the European Commission reached an agreement on the ReFuelEU Aviation initiative. Included in this mandate is supplying a minimum share of SAF at all EU airports – starting at 2% by 2025, 6% by 2030 and 20% by 2035, up to 70% by 2050. Of these amounts, 1.2% in 2030, and 5% in 2035 must be power to liquid ("PtL") or E-Fuels, increasing to 35% by 2050. This agreement is a step towards the implementation of the "Fit for 55" legislative package to reduce greenhouse gas emissions by at least 55% by 2030. We can also expect a SAF mandate in the UK starting January 1, 2025, structured similarly to the EU mandate, with a slightly different timescale, ramp-up of SAF volumes, and non-compliance structure. Additionally, France defined its SAF roadmap in 2019, which includes SAF consumption objectives of 2% by 2025, 5% by 2030 and 50% in 2050. Though the obligated party is the fuel provider, JetBlue has worked with its fuel partners throughout Europe & the UK to proactively plan for SAF requirements. JetBlue has similarly worked alongside our partner airlines to preemptively understand reporting requirements and expectations of the various airlines.

California Climate Disclosure Laws
In 2023, the state of California passed several climate disclosure laws that could impact our operations. These laws require specific disclosures on the amount of Scope 1, 2 and 3 GHG emissions created by an organization, as well as disclosures around climate-related risks and the associated response to those risks, for any entity doing business in California with annual revenue in excess of $1 billion. The potential impacts to our business are not known at this time, but additional costs can be expected in relation to these disclosures. Implementation is expected to be required beginning in 2026. California also adopted a third law requiring disclosure of certain information related to greenhouse gas emissions reduction claims and the purchase or sale of voluntary carbon offsets, which may require us to incur additional costs.
EU Emissions Trading Scheme
Following the EU's adoption of the Emissions Trading System ("ETS") in 2009, a policy to regulate GHG emissions with subsequent emissions allowances, exemptions have been extended to airlines with flights originating or landing outside of the European Economic Area ("EEA") through 2026. In future years, however, the European Commission may decide to integrate all extra-EU flights into the EU ETS which may result in an adverse effect to our business, including to the extent we must navigate conflicting legal requirements such as pursuant to the US's EU ETS Prohibition Act.
Other Related Risks
We investigate means of mitigating climate risk exposure from a physical and transitional risk perspective. Physical risks include, the number of extreme weather events, such as hurricanes, typhoons, wildfires, and rainstorms, which are generally expected to increase in frequency and severity as our climate warms. Occurrences of these extreme weather events may result in flight cancellations, delays, and diversions, impacting our operations and thus adversely affecting our financial results and conditions. Additionally, as stakeholders across our industry are increasingly developing new expectations, behaviors, regulations and technologies that are changing the way we do business, we are evaluating the way our operations will potentially be impacted from financial and operational challenges as we, and our partners, transition into a low-carbon system. However, risks may manifest in ways that we have not foreseen or are otherwise not able to wholly mitigate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to adopt accounting policies as well as make estimates and judgments to develop amounts reported in our financial statements and accompanying notes. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates that are required to prepare our financial statements. We believe our estimates and judgments are reasonable; however, actual results and the timing of recognition of such amounts could differ from those estimates. In addition, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.
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

52

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
To determine if impairment exists for our aircraft used in operations, we group our aircraft by fleet-type (the lowest level for which there are identifiable cash flows) and then estimate their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. An impairment occurs when the sum of the estimated undiscounted future cash flows is less than the aggregate carrying value of the fleet. The impairment loss recognized is the amount by which the fleet's carrying value exceeds its estimated fair value.
Refer to Note 17 to our consolidated financial statements included in Part II. Item 8 for further details of our impairment charges.

53

REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with GAAP; however, we present certain non-GAAP financial measures in this Report. Non-GAAP financial measures are financial measures that are derived from the consolidated financial statements, but that are not presented in accordance with GAAP. We present these non-GAAP financial measures because we believe they provide useful supplemental information that enables a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure used in this Report and shows a reconciliation of each such non-GAAP financial measure to its most directly comparable GAAP financial measure.
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
Special items for 2024 include Spirit-related costs, union contract costs, voluntary opt-out costs, Embraer E190 fleet transition costs, and other special items.
Special items for 2023 include Spirit-related costs and union contract costs.
Special items for 2022 include Spirit-related costs, union contract costs and Embraer E190 fleet transition costs.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
(in millions; per ASM data in cents)	2024		2023		2022
	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$9,963	15.08	$9,845	14.37	$9,456	14.67
Less:
Aircraft fuel	2,343	3.55	2,807	4.10	3,190	4.95
Other non-airline expenses	60	0.09	64	0.09	55	0.08
Special items	591	0.89	197	0.29	113	0.18
Operating expenses, excluding fuel	$6,969	10.55	$6,777	9.89	$6,098	9.46
Percent change		6.6%		4.6%
With respect to JetBlue's CASM ex-fuel guidance, we are unable to provide a reconciliation of the non-GAAP financial measure to GAAP CASM, the most directly comparable GAAP measure, because the quantification of certain excluded items reflected in the CASM ex-fuel guidance cannot be calculated or predicted at this time without unreasonable efforts. The reconciling information that is unavailable would include a forward-looking range of financial performance measures beyond our control, such as fuel costs, which are subject to many economic and political factors. For the same reasons, we are unable to address the probable significance of the unavailable information, which could have a potentially unpredictable and potentially significant impact on our future GAAP financial results.

Operating Expense, Operating Loss, Operating Margin, Pre-tax Loss, Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items, Gain (Loss) on Investments and Gain on Debt Extinguishments
Our GAAP results in the applicable periods were impacted by credits and charges that are deemed special items.
Special items for 2024 include Spirit-related costs, union contract costs, voluntary opt-out costs, Embraer E190 fleet transition costs, and other special items.
Special items for 2023 include Spirit costs and union contract costs.
Special items for 2022 include Spirit costs, union contract costs and Embraer E190 fleet transition costs.
Certain net gains and losses on our investments and the gain on debt extinguishments were also excluded from our 2024, 2023 and 2022 non-GAAP results.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items for the periods presented.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, ADJUSTED PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, GAIN (LOSS) ON INVESTMENTS AND GAIN ON DEBT EXTINGUISHMENTS
	Year Ended December 31,
(in millions except percentages)	2024	2023	2022
Total operating revenues	$9,279	$9,615	$9,158

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$9,963	$9,845	$9,456
Less: Special items	591	197	113
Total operating expenses excluding special items	$9,372	$9,648	$9,343

RECONCILIATION OF OPERATING LOSS
Operating loss	$(684)	$(230)	$(298)
Add back: Special items	591	197	113
Operating loss excluding special items	$(93)	$(33)	$(185)

RECONCILIATION OF OPERATING MARGIN
Operating margin	(7.4)%	(2.4)%	(3.3)%

Operating loss excluding special items	$(93)	$(33)	$(185)
Total operating revenues	9,279	9,615	9,158
Adjusted operating margin	(1.0)%	(0.3)%	(2.0)%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(897)	$(334)	$(437)
Add back: Special items	591	197	113
Less: Gain (loss) on investments, net	(27)	9	(9)
Less: Gain on debt extinguishments	22	—	—
Loss before income taxes excluding special items, gain (loss) on investments and gain on debt extinguishments	$(301)	$(146)	$(315)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(9.7)%	(3.5)%	(4.8)%

Loss before income taxes excluding special items	$(301)	$(146)	$(315)
Total operating revenues	9,279	9,615	9,158
Adjusted pre-tax margin	(3.2)%	(1.5)%	(3.4)%

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, NET GAIN (LOSS) ON INVESTMENTS AND GAIN ON DEBT EXTINGUISHMENTS (CONTINUED)
(in millions except per share amounts)	Year Ended December 31,
	2024	2023	2022
RECONCILIATION OF NET LOSS
Net loss	$(795)	$(310)	$(362)
Add back: Special items	591	197	113
Less: Income tax benefit related to special items	45	31	19
Less: Gain (loss) on investments, net	(27)	9	(9)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	6	(2)	1
Less: Gain on debt extinguishments	22	—	—
Less: Income tax expense related to gain on debt extinguishments	(5)	—	—
Net loss excluding special items, gain (loss) on investments and gain on debt extinguishments	$(245)	$(151)	$(260)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(2.30)	$(0.93)	$(1.12)
Add back: Special items	1.71	0.59	0.35
Less: Income tax expense related to special items	0.13	0.09	0.06
Less: Gain (loss) on investments, net	(0.08)	0.03	(0.03)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	0.02	(0.01)	—
Less: Gain on debt extinguishments	0.06	—	—
Less: Income tax expense related to gain on debt extinguishments	(0.01)	—	—
Basic excluding special items, gain (loss) on investments and gain on debt extinguishments	$(0.71)	$(0.45)	$(0.80)

Diluted	$(2.30)	$(0.93)	$(1.12)
Add back: Special items	1.71	0.59	0.35
Less: Income tax benefit related to special items	0.13	0.09	0.06
Less: Gain (loss) on investments, net	(0.08)	0.03	(0.03)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	0.02	(0.01)	—
Less: Gain on debt extinguishments	0.06	—	—
Less: Income tax expense related to gain on debt extinguishments	(0.01)	—	—
Diluted excluding special items, gain (loss) on investments and gain on debt extinguishments	$(0.71)	$(0.45)	$(0.80)

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
•Average fuel cost per gallon - Total aircraft fuel costs, including related taxes, into-plane, transportation, airport fuel flowage, storage fees and effective portion of fuel hedging, divided by the total number of fuel gallons consumed.
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
Aircraft fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2024 cost per gallon of fuel. Based on projected 2025 fuel consumption, such an increase would result in an increase to aircraft fuel expense of $211 million in 2025. As of December 31, 2024, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.8 billion of our debt and finance lease obligations, with the remaining $1.7 billion having floating interest rates. If interest rates were on average 100 basis points higher in 2025 than they were during 2024, our annual interest expense would increase by approximately $18 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2025 than they were during 2024, our interest income from cash and investment balances would decrease by approximately $13 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

Loyalty Program - Breakage

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, under the customer loyalty program, the Company issues points to customers based upon the fare paid for a ticket purchase or through sales to business partners, including the Company’s co-branded credit card partners. The Company defers a portion of the transaction price allocable to points issued and recognizes revenue when the points are redeemed for travel. The Company estimates breakage for issued points using historical redemption patterns and records revenue for points that are not expected to be redeemed. Estimates of breakage are evaluated annually, and changes to breakage estimates prospectively impact Passenger revenue and Air traffic liability. The balance of the Company’s Air traffic liability associated with the loyalty program was $1.1 billion at December 31, 2024.
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
February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control Over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
February 14, 2025

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,921	$1,166
Investment securities	1,689	401
Receivables, less allowance (2024 - $6; 2023 - $3)	348	336
Inventories, less allowance (2024 - $43; 2023 - $35)	158	109
Prepaid expenses and other	142	148
Total current assets	4,258	2,160
PROPERTY AND EQUIPMENT
Flight equipment	14,103	12,796
Pre-delivery deposits for flight equipment	315	393
Total flight equipment and pre-delivery deposits, gross	14,418	13,189
Less accumulated depreciation	4,243	4,021
Total flight equipment and pre-delivery deposits, net	10,175	9,168
Other property and equipment, gross	1,342	1,310
Less accumulated depreciation	861	803
Total other property and equipment, net	481	507
Total property and equipment, net	10,656	9,675
OPERATING LEASE ASSETS	550	593
OTHER ASSETS
Investment securities	336	163
Restricted cash and cash equivalents	227	151
Intangible assets, net of accumulated amortization (2024 - $580; 2023 - $518)	399	349
Other	415	762
Total other assets	1,377	1,425
TOTAL ASSETS	$16,841	$13,853
See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$619	$641
Air traffic liability	1,572	1,463
Accrued salaries, wages and benefits	663	591
Other accrued liabilities	542	509
Current operating lease liabilities	93	117
Current maturities of long-term debt and finance lease obligations	392	307
Total current liabilities	3,881	3,628
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	8,147	4,409
LONG-TERM OPERATING LEASE LIABILITIES	510	547
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	633	743
Air traffic liability - non-current	653	740
Other	376	449
Total deferred taxes and other liabilities	1,662	1,932
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 513 and 499 shares issued and, 353 and 339 shares outstanding at 2024 and 2023, respectively	5	5
Treasury stock, at cost; 160 and 159 shares at 2024 and 2023, respectively	(2,005)	(1,999)
Additional paid-in capital	3,320	3,221
Retained earnings	1,319	2,114
Accumulated other comprehensive income (loss)	2	(4)
Total stockholders' equity	2,641	3,337
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,841	$13,853

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2024	2023	2022
OPERATING REVENUES
Passenger	$8,617	$9,008	$8,586
Other	662	607	572
Total operating revenues	9,279	9,615	9,158
OPERATING EXPENSES
Aircraft fuel	2,343	2,807	3,190
Salaries, wages and benefits	3,263	3,055	2,747
Landing fees and other rents	659	657	544
Depreciation and amortization	655	621	585
Aircraft rent	92	126	114
Sales and marketing	328	316	289
Maintenance, materials and repairs	628	654	591
Special items	591	197	113
Other operating expenses	1,404	1,412	1,283
Total operating expenses	9,963	9,845	9,456
OPERATING LOSS	(684)	(230)	(298)
OTHER INCOME (EXPENSE)
Interest expense	(365)	(210)	(166)
Interest income	111	70	21
Capitalized interest	15	19	18
Gain (loss) on investments, net	(27)	9	(9)
Gain on debt extinguishments	22	—	—
Other	31	8	(3)
Total other expense	(213)	(104)	(139)
LOSS BEFORE INCOME TAXES	(897)	(334)	(437)
Income tax benefit	102	24	75
NET LOSS	$(795)	$(310)	$(362)

LOSS PER COMMON SHARE
Basic	$(2.30)	$(0.93)	$(1.12)
Diluted	$(2.30)	$(0.93)	$(1.12)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2024	2023	2022
NET LOSS	$(795)	$(310)	$(362)
Changes in fair value of available-for-sale investment securities and derivative instruments, net of reclassifications into earnings, net of taxes of $1, $2, and $0 in 2024, 2023, and 2022, respectively	6	(4)	—
Total other comprehensive income (loss)	6	(4)	—
COMPREHENSIVE LOSS	$(789)	$(314)	$(362)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(795)	$(310)	$(362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(110)	(27)	(73)
Depreciation and amortization	655	621	585
Special items, non-cash	450	—	52
Gain on debt extinguishments	(22)	—	—
Stock-based compensation	39	39	30
Gain on sale-leaseback transactions	(17)	—	—
Unrealized (gains) losses on investments	21	—	12
Changes in certain operating assets and liabilities:
Decrease (increase) in receivables	4	(3)	(111)
Decrease in inventories, prepaid and other	2	67	201
Increase (decrease) in air traffic liability	(10)	(145)	30
Increase (decrease) in accounts payable and other accrued liabilities	(28)	141	26
Other, net	(45)	17	(11)
Net cash provided by operating activities	144	400	379
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,478)	(1,128)	(767)
Pre-delivery deposits for flight equipment	(141)	(78)	(156)
Purchase of held-to-maturity investments	(752)	(69)	(142)
Proceeds from the maturities of held-to-maturity investments	582	12	2
Purchase of available-for-sale securities	(1,778)	(474)	(473)
Proceeds from the sale of available-for-sale securities	487	489	934
Payment for Spirit Airlines acquisition	(22)	(131)	(297)
Proceeds from the sale of assets and sale-leaseback transactions	30	12	—
Other, net	(8)	(11)	(9)
Net cash used in investing activities	(3,080)	(1,378)	(908)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	3,793	78	—
Proceeds from failed sale-leaseback transactions	668	1,331	—
Proceeds from issuance of common stock	60	53	52
Repayment of long-term debt and finance lease obligations	(748)	(347)	(369)
Acquisition of treasury stock	(6)	(4)	(6)
Other, net	—	(4)	(37)
Net cash provided by (used in) financing activities	3,767	1,107	(360)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	831	129	(889)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,317	1,188	2,077
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$2,148	$1,317	$1,188
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(230)	$(80)	$(124)
Cash proceeds (payments) for income taxes, net	(2)	49	45
NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$58	$46	$31
Flight equipment acquired under finance leases	122	—	—

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents.

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in millions)
	December 31,
	2024	2023	2022
Cash and cash equivalents	$1,921	$1,166	$1,042
Restricted cash and cash equivalents (2)	227	151	146
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,148	$1,317	$1,188

(2) Restricted cash and cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, and letters of credit.

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	478	$5	158	$(1,989)	$3,047	$2,786	$—	$3,849
Net loss	—	—	—	—	—	(362)	—	(362)
Vesting of restricted stock units	1	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	30	—	—	30
Stock issued under Crewmember Stock Purchase Plan	7	—	—	—	52	—	—	52
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(310)	—	(310)
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Vesting of restricted stock units	2	—	—	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	39	—	—	39
Stock issued under Crewmember Stock Purchase Plan	11	—	—	—	53	—	—	53
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(795)	—	(795)
Other comprehensive income	—	—	—	—	—	—	6	6
Vesting of restricted stock units	2	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	39	—	—	39
Stock issued under Crewmember Stock Purchase Plan	12	—	—	—	60	—	—	60
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation ("JetBlue") is New York's Hometown Airline. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2024, we served over 100 destinations throughout the United States, Latin America, the Caribbean, Canada, and Europe.
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, Latin America, the Caribbean, Canada, and Europe. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily consists of money held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program and letters of credit. The letters of credit relate to a certain number of leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that will finance, develop, and operate John F. Kennedy International Airport ("JFK") Terminal 6. Additionally, we have cash pledged in connection with other business partner agreements, which pledges will expire according to the terms of the applicable related agreement.
Accounts Receivable
Accounts receivable are carried at cost, which primarily consist of amounts due from credit card companies related to sales of tickets for future travel and amounts due from our co-branded credit card partners. We estimate an allowance for expected credit losses based on known troubled accounts, if any, and historical experience of losses incurred, as well as current and expected conditions.
Investment Securities
Investment in Debt Securities
Investments in debt securities consist of available-for-sale investment securities and held-to-maturity investment securities. Realized gains and losses are recorded using the specific identification method in gain (loss) investments, net in the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive income (loss). Refer to Note 13 for an explanation of the fair value hierarchy structure and Note 14 for more information.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Equity investments. Our wholly owned subsidiary, JetBlue Ventures, has equity investments in emerging companies which do not have readily determinable fair values and are accounted for using a measurement alternative.
TWA Hotel. We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, and it is accounted for under the measurement alternative in other assets section of the consolidated balance sheets.
Refer to Note 14 for more information.
Derivative Instruments
Our derivative instruments include fuel hedge contracts, such as jet fuel call options and call option spreads, which are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets on our consolidated balance sheets. As of December 31, 2024, we did not have any outstanding fuel hedging contracts. Refer to Note 12 for more information.
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
Estimated useful lives and residual values for property and equipment are summarized as follows:

Property and Equipment Type	Estimated Useful Life	Residual Value
Aircraft (1)	25 years	20%
Inflight entertainment systems	5-10 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	2-10 years	0%
Leasehold improvements - other	Lower of lease term or economic life	0%
Buildings on leased land	Lower of lease term or economic life	0%
(1) The estimated remaining useful life of our Embraer E190 fleet is less than 1 year with an average residual value of 12%. In addition, the Company is pursuing capital-light growth and as a result certain Airbus A320 airframes were extended to an estimated useful life of between 33 to 35 years with an average residual value of $1.5 million.
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
We record impairment losses on long-lived assets used in operations when events and circumstances indicate the assets may be impaired and the undiscounted future cash flows estimated to be generated by the asset groups are less than the asset groups net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We did not record any impairment losses for the years ended December 31, 2024 and 2023. In 2022, we recorded $52 million in impairment losses relating to our Embraer E190 fleet transition. These losses were attributed to aircraft and related spare parts including the ones under operating leases. Refer to Note 17 for additional information.
For property and equipment classified as held for sale, we discontinue depreciation and record impairment losses if the fair value is lower than the carrying amount of those assets. As of December 31, 2024, we had $33 million classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. These assets are primarily Embraer E190 aircraft and Airbus A320 spare engines permanently parked and expected to sell within the next 12 months.
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally five years. The net book value of computer software, which is included in intangible assets on our consolidated balance sheets, was $138 million and $157 million as of December 31, 2024 and 2023, respectively. Amortization expense related to computer software was $72 million, $62 million, and $51 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, amortization expense related to computer software is expected to be as follows (in millions):

Amortization Expense
2025	$54
2026	38
2027	29
2028	14
2029	3
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist primarily of acquired slots at certain high density airports which results in no amortization of expense. Slots are the rights to take-off or land at a specific airport during a specified time of day and are a means by which airport capacity and congestion can be managed. We evaluate our indefinite-lived intangible assets for impairment on an annual basis, or more frequently as needed when events and circumstances indicate an impairment may exist. Impairment indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. As of December 31, 2024 and 2023, our indefinite-lived intangible assets, which are included in intangible assets on our consolidated balance sheets, were $139 million. We performed an impairment assessment as of December 31, 2024 and determined our indefinite-lived intangible assets were not impaired.
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
The majority of passenger tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Passenger credits can be used for future travel up to one year from the date of booking. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote. Breakage revenue consists of tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Aircraft Fuel
Aircraft fuel consists of the cost of jet fuel, related taxes, into-plane, transportation, airport fuel flowage, and storage fees. It also includes realized gains and losses arising from fuel derivatives.
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
Advertising Costs
Advertising costs, which are included in sales and marketing, are expensed as incurred. Advertising expense was $79 million in 2024, $66 million in 2023, and $59 million in 2022.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation
We record compensation expense for share-based awards based on the grant date fair value of those awards. Share-based compensation expense includes an estimate for pre-vesting forfeitures. Each vesting portion of an award is recognized over the requisite service periods of the awards on a straight-line basis. Refer to Note 7 for more information.
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
Recently Issued Accounting Pronouncements
Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)
ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. Income taxes paid (net of refunds received) will be required to be disaggregated by federal, state and foreign jurisdictions. The disaggregation is based on a quantitative threshold of 5% of total income taxes paid, net of refunds received. Income (loss) before income tax benefit (expense) is also required to be disaggregated between domestic and foreign jurisdictions. ASU 2023-09 eliminates the requirement to disclose the cumulative amounts of temporary differences not recognized due to deferred tax liabilities. The standard is effective for fiscal years beginning after December 15, 2024. The standard will be applied prospectively, with the option to apply on a retrospective basis. Early adoption is permitted. The Company is evaluating the new standard but does not expect it to have a material impact on the Company’s results of operations or financial position.
Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
ASU 2023-07 requires a reporting entity to disclose significant segment expense categories and other segment items for each reportable segment on an annual and interim basis. Annual disclosures about a segments income (loss) will be required on an interim basis. We adopted this standard effective December 31, 2024, and it did not have a material impact on our results of operations or financial position. Refer to Note 16 for more information.
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
Passenger revenue
Passenger travel	$7,983	$8,403	$8,078
Loyalty revenue - air transportation	634	605	508
Other revenue
Loyalty revenue	464	422	391
Other revenue	198	185	181
Total operating revenue	$9,279	$9,615	$9,158
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are recorded as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent revenue recognized when TrueBlue® points have been redeemed and travel has occurred. Loyalty revenue within other revenue primarily consists of the non-air transportation elements from the sale of TrueBlue® points.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	December 31, 2024	December 31, 2023
Air traffic liability - passenger travel	$1,073	$1,099
Air traffic liability - loyalty program (air transportation)	1,125	1,072
Deferred revenue - passenger travel and loyalty program travel (1)	389	455
Deferred revenue - other (2)	27	32
Total	$2,614	$2,658
(1) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(2) Included within air traffic liability on our consolidated balance sheets.
During the years ended December 31, 2024 and 2023, we recognized passenger revenue of $1.1 billion and $1.2 billion, respectively, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the years ended December 31, 2024 and 2023 (in millions):

Balance at December 31, 2022	$1,000
TrueBlue® points redeemed passenger	(605)
TrueBlue® points redeemed other	(24)
TrueBlue® points earned and sold	701
Balance at December 31, 2023	1,072
TrueBlue® points redeemed passenger	(634)
TrueBlue® points redeemed other	(26)
TrueBlue® points earned and sold	713
Balance at December 31, 2024	$1,125
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Long-term Debt, Short-term Borrowings, and Finance Lease Obligations
Long-term debt and finance lease obligations and the related weighted average contractual interest rate at December 31, 2024 and 2023 consisted of the following (in millions):

	December 31, 2024		December 31, 2023
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	5.0%	$43	5.0%
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	452	2.8%	481	2.8%
2019-1 Series A, due through 2028	141	3.0%	150	3.0%
2019-1 Series B, due through 2027	58	8.1%	71	8.1%
2020-1 Series A, due through 2032	469	4.1%	511	4.1%
2020-1 Series B, due through 2028	100	7.8%	118	7.8%
Fixed rate equipment notes, due through 2028	219	4.3%	323	4.3%
Floating rate equipment notes, due through 2036 (1)	742	7.4%	109	7.4%
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,221	7.0%	1,649	7.0%
TrueBlue® senior secured notes, due through 2031	1,988	9.9%	—	—%
TrueBlue® senior secured term loan facility, due through 2029 (1)	749	9.9%	—	—%
Finance leases	116	5.8%	—	—%
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	2.0%	259	2.0%
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	2.0%	144	2.0%
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	2.0%	132	2.0%
0.50% convertible senior notes, due through 2026	325	0.5%	750	0.5%
2.50% convertible senior notes, due through 2029	460	2.5%	—	—%
Total debt and finance lease obligations	$8,618		$4,740
Less: Debt issuance costs	(79)		(24)
Less: Current maturities	(392)		(307)
Long-term debt and finance lease obligations	$8,147		$4,409
(1) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.
Fixed Rate Specialty Bonds, Due Through 2036
In November 2005, the Greater Orlando Aviation Authority ("GOAA") issued special purpose airport facilities revenue bonds to JetBlue as reimbursement for certain airport facility construction and other costs. In April 2013, GOAA issued $42 million in special purpose airport facility revenue bonds to refund the bonds issued in 2005. The proceeds from the refunded bonds were loaned to us and we recorded the issuance of $43 million, net of $1 million premium, as long-term debt on our consolidated balance sheets.
Fixed Rate Enhanced Equipment Notes
We have financed certain aircraft with Enhanced Equipment Trust Certificates ("EETCs"). One of the benefits of this structure is being able to finance several aircraft at one time, rather than individually. The structure of EETC financing is that we create pass-through trusts in order to issue pass-through certificates. The proceeds from the issuance of these certificates are then used to purchase equipment notes which are issued by us and are secured by our aircraft. These trusts meet the definition of a variable interest entity ("VIE"), as defined in Topic 810 Consolidation of the FASB Codification, and must be considered for consolidation in our financial statements. Our assessment of our EETCs considers both quantitative and qualitative factors including the purpose for which these trusts were established and the nature of the risks in each. The main purpose of the trust

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

structure is to enhance the credit worthiness of our debt obligation through certain bankruptcy protection provisions and liquidity facilities, and also to lower our total borrowing cost. We concluded that we are not the primary beneficiary in these trusts because our involvement in them is limited to principal and interest payments on the related notes, the trusts were not set up to pass along variability created by credit risk to us and the likelihood of our defaulting on the notes. Therefore, we have not consolidated these trusts in our financial statements.
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
Fixed Rate Equipment Notes, Due Through 2028
In 2018 and 2019, we issued fixed rate equipment notes of $567 million and $219 million, respectively. In 2022, we prepaid approximately $11 million of debt on fixed rate equipment notes. These notes mature on an aircraft-by-aircraft basis from September 2022 through December 2028 and as of December 31, 2024 are secured by 23 Airbus aircraft.
Floating Rate Equipment Notes, Issued in 2024
In 2024, we issued $662 million in floating rate equipment notes. Debt incurred matures on an aircraft-by-aircraft basis from December 2027 through November 2036, with principal and interest payable quarterly in arrears.
Aircraft Failed Sale-Leaseback Transactions, Issued in 2024
In 2024, we entered into $668 million of aircraft failed sale-leaseback transactions. Debt incurred under these failed sale-leasebacks matures on an aircraft-by-aircraft basis from January 2034 through December 2036. These sale-leasebacks did not qualify as sales for accounting purposes. The assets associated with these transactions remain on our consolidated balance sheets within property and equipment and the related liabilities under the lease are classified within debt and finance leases obligations. These transactions are treated as cash from financing activities on our consolidated statements of cash flows.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Consolidated Appropriations Act – Payroll Support Program 2
On January 15, 2021, we entered into a Payroll Support Program Extension Agreement (the "PSP Extension Agreement") with Treasury governing our participation in the federal Payroll Support Program for passenger air carriers under the United States Consolidated Appropriations Act, 2021 (the "Payroll Support Program 2"). Treasury provided us with a total of approximately $580 million (the "Payroll Support 2 Payments") under the program, consisting of $436 million in grants and

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$144 million in unsecured term loans, with funding received on January 15, 2021, March 5, 2021 and April 29, 2021. The loans have a 10-year term and bear interest on the principal amount outstanding at an annual rate of 1.00% until January 15, 2026, and the applicable SOFR plus 2.00% thereafter until January 15, 2031. In consideration for the Payroll Support 2 Payments, we issued warrants to purchase approximately 1.0 million shares of our common stock to Treasury at an exercise price of $14.43 per share.
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
A portion of the net proceeds from the issuance of the 2.50% convertible senior notes, described in the section below, were used to retire $425 million of our existing 0.50% convertible senior notes, due 2026. As a result of this retirement, we recognized a gain on debt extinguishment of $22 million in 2024. This gain was included within other income (expense) on our consolidated statements of operations.
For 2024, the effective interest rate of the 0.50% convertible senior notes was 0.50%. Interest expense recognized in 2024 was $6 million, of which $3 million was related to the amortization of debt issuance costs and $3 million was due to contractual

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest expense. Interest expense recognized in each of 2023 and 2022 was $7 million, of which $3 million was related to the amortization of debt issuance costs and $4 million was due to contractual interest expense.
The following table provides information relating to the principal amount and unamortized debt issuance costs of the 0.50% Convertible Senior Notes (in millions):

	December 31, 2024	December 31, 2023
Principal amount	$325	$750
Less: Unamortized debt issuance costs	2	8
Net carrying amount	323	742
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
For 2024, the effective interest rate of the $460 million 2.50% convertible senior notes was 2.60%. With respect to these notes, for the year ended December 31, 2024, we recognized interest expense of $5 million, of which $1 million was due to the amortization of debt issuance costs and $4 million was due to contractual interest expense.
The following table provides information relating to the principal amount and unamortized debt issuance costs of the 2.50% Convertible Senior Notes (in millions):

December 31, 2024
Principal amount	$460
Less: Unamortized debt issuance costs	10
Net carrying amount	$450

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Debt Matters
In 2024, we made principal payments of $748 million on our outstanding debt and finance lease obligations.
As of December 31, 2024, we were in compliance with the covenants of our debt and lease agreements.
In 2024, we recognized a $22 million gain on the early extinguishment of debt. There were no early debt extinguishments in 2023 and debt payoffs resulted in immaterial extinguishment expense in 2022.
Maturities of our debt and finance leases, net of debt issuance costs, for the next five years are as follows (in millions):

Maturities
2025	$376
2026	705
2027	389
2028	492
2029	1,744
Thereafter	4,833
As of December 31, 2024, aircraft, engines, intangible assets, other equipment, and facilities with a net book value of $7.3 billion were pledged as security under various financing arrangements. Cash payments for interest related to debt and finance lease obligations, less interest income cash receipts, were $230 million, $80 million, and $124 million in 2024, 2023, and 2022, respectively.
Fair Value of Debt
The carrying amounts and estimated fair values of our long-term debt, net of debt issuance costs, at December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,539	$8,337	$4,716	$4,691
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
Short-term Borrowings
Citibank Line of Credit
As previously disclosed, on October 21, 2022, JetBlue entered into the $600 million Second Amended and Restated Credit and Guaranty Agreement (the "Facility"), among JetBlue, Citibank N.A., as administrative agent, and the lenders party thereto. This line of credit bears interest at a rate equal to the Alternate Base Rate ("ABR") plus a margin, or SOFR plus a margin.
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
As of and for the years ended December 31, 2024 and 2023, we did not have a balance outstanding or any borrowings under the Facility.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the years ended December 31, 2024 and 2023, we did not have a balance outstanding or any borrowings under this line of credit.
2022 $3.5 Billion Senior Secured Bridge Facility
JetBlue entered into a Second Amended and Restated Commitment Letter (the "Commitment Letter"), dated July 28, 2022, with Goldman Sachs Bank USA; BofA Securities, Inc.; Bank of America, N.A.; BNP Paribas; Credit Suisse AG, New York Branch; Credit Suisse Loan Funding LLC; Credit Agricole Corporate and Investment Bank; Natixis, New York Branch; Sumitomo Mitsui Banking Corporation; and MUFG Bank, Ltd. (collectively, the "Commitment Parties"), pursuant to which the Commitment Parties committed to provide a senior secured bridge facility in an aggregate principal amount of up to $3.5 billion to finance the acquisition of Spirit under the Agreement and Plan of Merger (the "Merger Agreement"). The Commitment Letter was terminated on March 4, 2024. Prior to its termination, we did not have a balance outstanding or any borrowings under this facility. Please refer to Note 18 for additional details on the termination of the Merger Agreement.
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
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of December 31, 2024 and 2023 (in millions):

		As of December 31,
		2024	2023
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$550	$593
Finance lease assets	Property and equipment, net	115	—
Total lease assets		$665	$593

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$93	$117
Finance lease liabilities	Current maturities of long-term debt and finance lease obligations	15	—
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	510	547
Finance lease liabilities	Long-term debt and finance lease obligations	101	—
Total lease liabilities		$719	$664

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2024	2023
Weighted average remaining lease term (in years)
Operating leases	8	8
Finance leases	7	—
Weighted average discount rate
Operating leases	7.1%	7.1%
Finance leases	5.8%	—%
Flight Equipment Leases
We operated a fleet of 290 aircraft as of December 31, 2024. Of our fleet, 26 aircraft were accounted for as operating leases and none were accounted for as finance leases. These operating aircraft leases generally have long durations with remaining terms of two months to four years. As of December 31, 2024, we had 12 and 26 spare engines accounted for as finance leases and operating leases, respectively.
The Company completed two engine sale-leaseback transactions for the year ended December 31, 2024, which resulted in a gain of $17 million, which is included within other operating expenses on our consolidated statement of operations. These sale-leasebacks are accounted for as operating leases and are included in operating lease assets and operating lease liabilities on our consolidated balance sheets. There were no sale-leaseback transactions for the years ended December 31, 2023 and 2022.
We have purchase options for eight of our aircraft leases at the end of their lease terms. These purchase options are at fair market value and have a one-time option during the term at fixed amounts that were expected to approximate the fair market value at lease inception.
We did not record any impairment losses for the year ended December 31, 2024 and 2023. In 2022, we recorded $52 million in impairment losses relating to our Embraer E190 fleet transition. These losses were attributed to aircraft and related spare parts including the ones under operating leases. Refer to Note 17 for further details.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from one month to 14 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Some of these leases also include renewal options and/or termination options that are factored into our determination of lease payments when appropriate. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our consolidated balance sheets.
We also have leases for our corporate offices, training center, and various hangars and airport support facilities at our focus cities.
Other Ground and Property Equipment
We lease certain IT assets, ground support equipment, and various other pieces of equipment. The lease terms of our ground support equipment are less than 12 months. The amount of other equipment we have is not significant.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs
The table below presents certain information related to our lease costs during the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Operating lease cost	$139	$167	$158
Short-term lease cost	5	2	1
Finance lease cost:
Amortization of assets	7	—	—
Interest on lease liabilities	3	—	—
Variable lease cost	607	614	500
Sublease income	(23)	(20)	(20)
Total net lease cost	$738	$763	$639
Other Information
The table below presents supplemental cash flow information related to leases during the years ended December 31, 2024, 2023, and 2022 (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$162	$168	$154
Operating cash flows for finance leases	3	—	—
Financing cash flows for finance leases	6	2	1
Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of December 31, 2024 (in millions):

	As of December 31, 2024
	Operating Leases	Finance Leases
2025	$132	$21
2026	108	21
2027	96	21
2028	82	21
2029	75	21
Thereafter	301	34
Total minimum lease payments	$794	$139
Less: amount of lease payment representing interest	(191)	(23)
Present value of future minimum lease payment	$603	$116
Less: current obligations under leases	(93)	(15)
Long-term lease obligations	$510	$101
Note 5 - Stockholders' Equity
As of December 31, 2024, we had a total of 40.7 million shares of common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 7 for further details on our share-based compensation.
As of December 31, 2024, we had a total of 160.3 million shares of treasury stock.
The treasury stock reflected on our consolidated statement of cash flows for the year ended December 31, 2024 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 4.4 million, 2.0 million, and 1.8 million for the years ended December 31, 2024, 2023, and 2022 respectively.
The following table shows how we computed basic and diluted loss per common share for the years ended December 31 (dollars and share data in millions):

	2024	2023	2022
Net loss	$(795)	$(310)	$(362)

Weighted average basic shares	346.0	332.9	323.6
Effect of dilutive securities	—	—	—
Weighted average diluted shares	346.0	332.9	323.6

Loss per common share
Basic	$(2.30)	$(0.93)	$(1.12)
Diluted	$(2.30)	$(0.93)	$(1.12)

Note 7 - Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible crewmembers and members of our Board of Directors ("Board"). For the years ended 2024, 2023, and 2022, stock awards were granted under the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan, ("2020 Plan").
Unrecognized stock-based compensation expense was approximately $35 million as of December 31, 2024. This amount relates to a total of 8.6 million in unvested restricted stock units ("RSUs"), performance stock units ("PSUs"), and deferred stock units ("DSUs") that were outstanding under our 2020 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 19 months.
The total stock-based compensation expense, which is included within salaries, wages and benefits on our consolidated statements of operations, for the years ended December 31, 2024, 2023, and 2022 was $39 million, $39 million, and $30 million, respectively.
2020 Omnibus Equity Incentive Plan
On May 14, 2020, our stockholders approved the 2020 Plan. Upon inception, the 2020 Plan had 10.5 million shares of our common stock reserved for issuance. In May 2023 and 2024, our stockholders approved an additional 10.0 million and 15.0 million shares of common stock, respectively, to be reserved for issuance under the plan, bringing the total authorized shares reserved for issuance over the term of the 2020 Plan to 35.5 million. The 2020 Plan, by its terms, will terminate no later than May 2030. Under this plan, we grant RSUs to certain crewmembers and members of our Board. The vesting periods for the RSUs vary by grant but are no less than one year. We also grant DSUs to members of our Board and PSUs to certain members of our leadership team.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity under the 2020 Plan for the year ended December 31, 2024 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	6	$8.90
Granted	4	6.68
Vested	(2)	10.29
Forfeited	(1)	7.41
Nonvested at end of year	7	$7.41
The total intrinsic value, determined as of the date of vesting, for all RSUs under the 2020 Plan that vested during the year ended December 31, 2024 was $16 million.
During the years ended December 31, 2024, 2023, and 2022, we granted a nominal amount of DSUs. The vesting period for DSUs under the 2020 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director’s departure from the Board.
In 2024 and 2023, we granted 1.5 million and 1.8 million, respectively, of PSUs to certain members of our leadership team, payment of which are based upon achievements of certain performance criteria. No PSUs were granted in 2022.
Crewmember Stock Purchase Plans
Additionally, we have our JetBlue Airways Corporation Crewmember Stock Purchase Plan ("CSPP"), which our stockholders approved in May 2020, that is available to all eligible crewmembers.
At inception, the CSPP had 17.5 million shares of our common stock reserved for issuance. In May 2023 and 2024, our stockholders approved an additional 10.0 million and 25.0 million shares of common stock, respectively, bringing the total authorized shares of common stock reserved for issuance over the term of the CSPP to 52.5 million shares. The CSPP, by its terms, will terminate no later than May 2030.
Our CSPP has a series of six-month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in the CSPP nearly year-round, with the exception of specific blackout dates. Enrollment is effective at the start of the next offering period. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the closing stock price on the day before the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to our CSPP for the year ended December 31, 2024 was approximately $11 million and $9 million in each of the years ended December 31, 2023 and 2022. Under the plan, crewmembers purchased 12.2 million, 11.2 million, and 6.4 million new shares for the years ended December 31, 2024, 2023, and 2022, respectively, at weighted average prices of $4.90, $4.67, and $8.07 per share, respectively.
Under the CSPP, should we be acquired by merger or sale of substantially all of our assets, or by sale of more than 50% of our outstanding voting securities, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition at a price equal to 85% of the fair market value per share immediately prior to the acquisition.
Taxation
The Compensation-Stock Compensation topic of the Codification requires deferred taxes be recognized on temporary differences that arise with respect to stock-based compensation attributable to nonqualified stock options and awards. However, no tax benefit is recognized for stock-based compensation attributable to incentive stock options, or CSPP shares until there is a disqualifying disposition, if any, for income tax purposes. A portion of our historical stock-based compensation was attributable to CSPP shares; therefore, our effective tax rate was subject to fluctuation.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes
Our income tax benefit (expense) consisted of the following for the years ended December 31 (in millions):

	2024	2023	2022
Deferred:
Federal	$93	$43	$86
State	28	6	(13)
Foreign	(11)	(22)	—
Deferred income tax benefit	110	27	73
Current:
Federal	—	1	3
State	—	1	—
Foreign	(8)	(5)	(1)
Current income tax benefit (expense)	(8)	(3)	2
Total income tax benefit	$102	$24	$75
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As of December 31, 2024, the Company has filed an application for refund.
Our income tax benefit reconciles to the amount computed below by applying the U.S. federal statutory income tax rate to our loss before income taxes for the years ended December 31 as follows (in millions):

	2024	2023	2022
Income tax benefit at statutory rate	$188	$70	$92
State income tax, net of federal benefit	28	7	(13)
Nondeductible expenses	(13)	(14)	(8)
Foreign rate differential	1	—	(4)
Valuation allowance	(108)	(49)	2
Unrecognized tax benefit (expense)	—	—	3
Research & Development tax credits	(1)	11	—
Foreign income tax deduction	12	—	—
Other, net	(5)	(1)	3
Total income tax benefit	$102	$24	$75

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2024	2023
Deferred tax assets:
Deferred revenue/gains	242	220
Employee benefits	106	95
Foreign tax credit	44	90
Other credits	13	15
Net operating loss carryforward	1,082	914
Interest expense limitation carryforward	110	50
Operating lease liabilities	145	161
Rent expense	12	18
Transaction costs	—	25
Capital loss carryforward	125	—
Sec. 174 research activities	34	27
Other	18	16
Total deferred tax assets	1,931	1,631
Valuation allowance	(238)	(153)
Deferred tax assets, net	1,693	1,478
Deferred tax liabilities:
Property and equipment	(2,168)	(2,049)
Operating lease assets	(131)	(143)
Other	(27)	(29)
Total deferred tax liabilities	(2,326)	(2,221)
Net deferred tax liability	$(633)	$(743)
As of December 31, 2024, we have a total tax effected NOL carryforwards of $1.1 billion. The federal NOLs of $811 million have an indefinite life. We also have state and foreign NOLs of $139 million and $132 million, respectively from various taxing jurisdictions which, if go unused will start to expire in 2025 through 2044. Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2024, we provided a $238 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Of the total valuation allowance, $114 million relates to foreign NOL carryforward that begins to expire in 2025 and $123 million relates to transaction costs.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2024	2023	2022
Unrecognized tax benefits at January 1,	$25	$26	$40
Increases for tax positions taken during the period	8	—	5
Decreases for tax positions taken during the period	(1)	(5)	(6)
Increases for tax positions taken during a prior period	—	5	—
Decreases for tax positions taken during a prior period	(1)	(1)	(13)
Unrecognized tax benefits December 31,	$31	$25	$26

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $8 million of the unrecognized tax benefits as of December 31, 2024 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next 12 months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2016 through 2020 remain subject to examination by the relevant tax authorities.
Note 9 - Crewmember Retirement Plan
We sponsor a retirement savings 401(k) defined contribution plan, covering our U.S. and Puerto Rico crewmembers, where we match 100% of our crewmember contributions up to 5% of their eligible wages. Employer contributions vest after three years of service and are measured from a crewmember’s hire date. Crewmembers are vested immediately in their voluntary contributions.
In 2022 and 2023, certain Federal Aviation Administration ("FAA") licensed crewmembers received a discretionary contribution of 3% of eligible compensation, which we refer to as Retirement Advantage. As of January 2024, the Retirement Advantage program ended and these licensed Crewmembers now receive a discretionary contribution of 8% of eligible compensation, which we refer to as Retirement Non-elective Licensed Crewmember contributions. System controllers also receive a Company discretionary contribution of 5% of eligible compensation, referred to as Retirement Non-elective Crewmember contributions. The Company's non-elective contributions vest after three years of service.
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
Total 401(k) company match and non-elective crewmember contributions expense for the years ended December 31, 2024, 2023, and 2022 were $264 million, $271 million, and $249 million, respectively.
Note 10 - Commitments
Flight Equipment Commitments
Our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, is set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
2025	$981
2026	690
2027	288
2028	410
2029	321
Thereafter	3,754
Total	$6,444

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our firm aircraft orders include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo	Total
2025	20	4	24
2026	17	—	17
2027	5	—	5
2028	9	—	9
2029	7	—	7
Thereafter	—	44	44
Total (2)	58	48	106
(1) The aircraft orders stated above represents the current delivery schedule set forth in our Airbus order book as of December 31, 2024.
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
As of December 31, 2024, we had $89 million in restricted cash and cash equivalents held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We also had $61 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that will finance, develop, and operate JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $12 million cash pledged primarily related to other business partner agreements, which will expire according to the terms of the related agreements.
We have a long-term lease for our primary corporate office in Long Island City until 2039. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each. Our lease commitments are $5 million in 2025, $5 million in 2026, $5 million in 2027, and an anticipated lease expenditure of $66 million over the remainder of the term.
Labor Unions and Non-Unionized Crewmembers
As of December 31, 2024, 51% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 23% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Negotiations for an amended pilot CBA began in May 2024 and are ongoing.
Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
TWU
On July 14, 2022, TWU filed a representation application with the National Mediation Board ("NMB") seeking an election among the 35 pilot instructors ("Flight Instructors"). JetBlue disputed TWU’s application alleging that Flight Instructors do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue’s argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations for an initial CBA began in April 2024 and are ongoing.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALPA
In April 2021, ALPA, on behalf of the JetBlue pilot group, filed a grievance relating to the Northeast Alliance (the "NEA"). ALPA claims that by entering the NEA, JetBlue violated certain scope clauses contained in the pilots’ ALPA collective bargaining agreement. As a result of a mediation process, the parties agreed to certain changes to the collective bargaining agreement. The agreement, ratified by the JetBlue pilot group in April 2022, included a one-time payment and associated payroll taxes of $32 million, paid and recorded as an expense within special items, and a 3% base pay increase effective May 1, 2022.
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
We have various airport leases for our operations as well as various other agreements among airlines relating to fuel consortia or fuel farms at airports. Under these contracts we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the operations described under the agreement, even if we are not the party responsible for the initial event that caused the damage. In the case of fuel consortia at airports, these indemnities are generally joint and several among the participating airlines. We have purchased a standalone environmental liability insurance policy to help mitigate this exposure. Our existing aviation hull and liability policy includes some limited environmental coverage when a cleanup is part of an associated single identifiable covered loss.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under a certain number of our operating lease agreements we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $10 million and $15 million as of December 31, 2024 and 2023, respectively. For leases expiring within one year, the retirement obligation is recorded in other accrued liabilities within current liabilities on the consolidated balance sheets. For leases expiring beyond one year, the retirement obligation is recorded in other within deferred taxes and other liabilities on our consolidated balance sheets.
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
As previously disclosed, in July 2020, JetBlue and American Airlines Group Inc. ("American") entered into the NEA, which was designed to optimize our respective networks at JFK Airport, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport. On September 21, 2021, the United States Department of Justice, along with the Attorneys General of six states and the District of Columbia filed suit against JetBlue and American seeking to enjoin the NEA, alleging that it violated Section 1 of the Sherman Act. The court issued a decision on May 19, 2023, permanently enjoining the NEA, and shortly thereafter we initiated a wind down of the NEA. On July 28, 2023, the court issued its Final Judgement and Order Entering Permanent Injunction, which took effect on August 18, 2023. The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs and therefore have an impact on our financial condition and results of operations.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from NEA airports from July 16, 2020 through the time that the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Following denial of a motion to dismiss, discovery has commenced. The Company intends to vigorously defend against this lawsuit. As of December 31, 2024, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made. We continue to believe these lawsuits are without merit.
For information on legal proceedings related to our previously planned acquisition of Spirit, see Note 18.
Note 12 - Financial Derivative Instruments and Risk Management
As part of our risk management strategy, we periodically purchase over the counter energy derivative instruments to manage our exposure to the effect of changes in the price of aircraft fuel. Prices for the underlying commodities have historically been highly correlated to aircraft fuel, making derivatives of them effective at providing short-term protection against sharp increases in average fuel prices. We do not hold or issue any derivative financial instruments for trading purposes.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Our current approach to fuel hedging is to enter into hedges on a discretionary basis. We structure our hedge portfolio to help mitigate the impact of price volatility and protect us against severe spikes in oil prices, when possible.
As of December 31, 2024, we did not have any outstanding fuel hedging contracts.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	Year Ended December 31,
	2024	2023
Fuel derivatives
Asset fair value recorded in prepaid expenses and other current assets (1)	$—	$4
Longest remaining term (months)	—	3
Hedged volume (barrels, in thousands)	—	2,706
Estimated amount of existing gains (losses) expected to be reclassified into earnings in the next 12 months	—	(3)
(1) Gross asset or liability of each contract prior to consideration of offsetting positions with each counterparty and prior to impact of collateral paid.

	Year Ended December 31,
	2024	2023	2022
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$(10)	$7	$(7)
Hedge (gains) losses on derivatives recognized in comprehensive income (loss)	6	(1)	3
Percentage of actual consumption economically hedged	24%	25%	7%
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
There were no offsetting derivative instruments as of December 31, 2024 and 2023.
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of December 31, 2024 and 2023 (in millions):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,921	$—	$—	$1,921
Restricted cash equivalents	89	—	—	89
Available-for-sale investment securities	—	1,609	12	1,621

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$724	$—	$—	$724
Available-for-sale investment securities	—	314	16	330
Aircraft fuel derivatives	—	4	—	4
Refer to Note 3 for fair value information related to our outstanding debt obligations as of December 31, 2024 and 2023.
Cash equivalents and restricted cash equivalents
Our cash equivalents include money market securities and time deposits which are readily convertible into cash, have maturities of three months or less when purchased, and are considered to be highly liquid and easily tradable. The money market securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. Restricted cash equivalents are composed of money market securities held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$404	$400	$234	$231
Note 14 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than twelve months. Maturities greater than twelve months are recorded within investment securities in the other assets section of our consolidated balance sheets. The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at December 31, 2024 and 2023 (in millions):

	December 31, 2024	December 31, 2023
Available-for-sale investment securities
Time deposits	$1,148	$290
Commercial paper	461	24
Debt securities	12	16
Total available-for-sale investment securities	1,621	330
Held-to-maturity investment securities
Corporate bonds	404	234
Total held-to-maturity investment securities	404	234
Total investment in debt securities	$2,025	$564
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 13 for an explanation of the fair value hierarchy structure.
Available-for-sale investment securities. We recognized a net unrealized gain of $4 million and $1 million in accumulated other comprehensive income (loss) on the consolidated balance sheets as of December 31, 2024 and 2023, respectively. We recognized a net realized gain of $1 million in gain (loss) on investment, net on our consolidated statement of operations during the periods ending December 31, 2024 and 2023 and recognized an immaterial net realized gain (loss) during the same period ending December 31, 2022.
Held-to-maturity investment securities. We did not record any material gains or losses on these securities during the years ended December 31, 2024, 2023, or 2022.
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at December 31, 2024 and 2023 (in millions):

	December 31, 2024	December 31, 2023

Equity method investments (1)	$77	$43
JetBlue Ventures equity investments (2)	84	96
TWA Flight Center (3)	13	14
Total equity investments (4)	$174	$153

(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees’ financial results is included in other income on our consolidated statement of operations. We recognized an unrealized gain of $5 million on one of our equity method investments related to its issuance of additional shares upon the closing of a subsequent financing round in gain (loss) on investment, net on our consolidated statement of operations during the year ending December 31, 2022.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Our wholly owned subsidiary JetBlue Technology Ventures, LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the twelve months ended December 31, 2024, 2023, or 2022.
(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the twelve months ended December 31, 2024, 2023, or 2022.
(4) As of December 31, 2024 and 2023, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value. Refer to the table below for investment gain (loss) activity during the twelve months ended December 31, 2024, 2023, or 2022 (in millions):

	Twelve Months Ended December 31,
	2024	2023	2022
JBV Equity Investments
Realized gain (loss) recognized in gain (loss) on investments, net	$(7)	$2	$(2)
Unrealized loss recognized in gain (loss) on investments, net (1)	(21)	—	—
Equity Securities
Realized gain recognized in gain (loss) on investments, net	—	4	1
Unrealized gain recognized in gain (loss) on investments, net	—	2	(12)
(1) The net unrealized loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.
Note 15 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2024, 2023, and 2022 is as follows (in millions):

	Aircraft Fuel Derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income, at December 31, 2021	$—	$—	$—
Reclassifications into earnings, net of taxes of $(3)	4	—	4
Change in fair value, net of taxes of $2	(3)	(1)	(4)
Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes of $2	(5)	(1)	(6)
Change in fair value, net of taxes of $0	1	1	2
Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $2	8	(1)	7
Change in fair value, net of taxes of $(1)	(5)	4	(1)
Balance of accumulated income, at December 31, 2024	$—	$2	$2
(1) Reclassified to aircraft fuel expense.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Operating Segments and Geographic Information
Operating Segments
JetBlue has one reportable operating segment, air transportation services. Air transportation services accounted for substantially all of the Company’s operations in 2024, 2023, and 2022. We provide air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe and manage the business activities on a consolidated basis. The accounting policies of the air transportation services segment are described in Note 1 - Summary of Significant Accounting Policies.
JetBlue’s chief operating decision maker ("CODM") is our executive leadership team, which includes our Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM assesses performance for the air transportation segment which includes our loyalty program, and decides how to allocate resources based on net income (loss), which is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
Our tangible assets primarily consist of our fleet of aircraft. The CODM reviews flight profitability data, which incorporates aircraft type and route economics in making resource allocation decisions. Our fleet is deployed systemwide and substantially all of our aircraft may be deployed across any of our geographic regions, without giving weight on geographic results and therefore, our assets do not require an allocation by geographic region.
Geographic Region Information
Substantially all of our long-lived assets (primarily aircraft) are located within the United States and can be deployed across any of our geographic regions.
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of December 31, 2024, we served 33 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served five destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2024	2023	2022
Domestic & Canada	$5,640	$6,072	$6,067
Caribbean & Latin America	3,169	3,282	2,968
Atlantic	470	261	123
Total operating revenue	$9,279	$9,615	$9,158

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Special Items
Spirit-related costs (1)	$532	$92	$28
Union contract costs (2)	26	105	33
Voluntary opt-out costs (3)	17	—	—
Embraer E190 fleet transition (4)	15	—	52
Other special items	1	—	—
Total special items	$591	$197	$113
(1) As a result of the termination of the Merger Agreement in March 2024, we wrote off the Spirit prepayment and breakup fee discussed in Note 18. These costs also include Spirit-related consulting, professional, and legal fees. Spirit-related costs in 2023 and 2022 primarily relate to consulting, professional and legal fees.
(2) Union contract costs primarily relate to pilot ratification payments and adjustments to paid-time-off accruals resulting from pay rate increases. See Note 10 for further discussion.
(3) Voluntary opt-out costs relate to severance and benefit costs associated with the Company's opt-out program for eligible crewmembers in the airports, customer support, JetBlue Travel Products and support center workgroups.
(4) Embraer E190 fleet transition costs in 2024 relate to the early termination of a flight-hour engine services agreement. In 2022, fleet transition costs related to impairment losses on certain aircraft and spare parts as well as retirement losses due to engine exchanges as a result of our fleet transition.
Note 18 - Termination of Merger Agreement with Spirit
The Merger Agreement
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
The Company recorded a valuation allowance of $123 million related to the tax impact of the Spirit transaction costs, of which $105 million was recorded in 2024 and $18 million was recorded in 2023. Refer to Note 8 for further detail.
Refer to Note 3 for further detail of the $3.5 billion Senior Secured Bridge Facility commitment to fund the purchase of Spirit, which was terminated concurrently with the termination of the Merger Agreement.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As also previously disclosed, on November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the "Private Merger Lawsuit"). On March 29, 2023, the Private Merger Lawsuit was transferred to the U.S. District Court for the District of Massachusetts. The trial in the Private Merger Lawsuit was stayed pending resolution of the Government Merger Lawsuit. Following the execution of the Termination Agreement, JetBlue and Spirit moved to dismiss all proceedings related to the Private Merger Lawsuit in the U.S. District Court for the District of Massachusetts and the United States Court of Appeals for the First Circuit. The motions were granted by the United States Court of Appeals for the First Circuit and the U.S. District Court for the District of Massachusetts on April 29, 2024 and June 18, 2024, respectively. The plaintiffs' subsequently moved for recovery of attorneys' fees related to the lawsuit. On September 5, 2024, Judge Young of the U.S. District Court of Massachusetts denied the plaintiffs' motion for legal fees. On September 13, 2024, the plaintiffs filed a notice of appeal of Judge Young's order in the United States Court of Appeals for the First Circuit. That appeal is currently stayed as a result of Spirit's recent bankruptcy declaration. JetBlue intends to vigorously defend this lawsuit.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Insider trading arrangements.
On November 13, 2024, Ursula Hurley, our Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. Ms. Hurley's plan is for the sale of up to 30,000 shares of the Company's common stock. The 10b5-1 trading plan terminates on June 30, 2025, unless terminated earlier in accordance with its terms.
During the three months ended December 31, 2024, no other director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
Insider Trading Policy and Procedures
We have adopted an insider trading policy that governs the purchase, sale, and/or other disposition of our securities and is applicable to our directors, officers, employees, and other covered persons. We also follow such procedures, as applicable, for the repurchase of our securities. We believe our Insider Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.
Information about our Executive Officers
Certain information concerning JetBlue’s current executive officers as of February 14, 2025 follows. There are no family relationships between any of our directors or executive officers.
Joanna Geraghty, age 52, is our Chief Executive Officer. She was appointed to the position by the Board on January 7, 2024, with an effective date of February 12, 2024. Ms. Geraghty joined JetBlue in 2005 and was most recently our President and Chief Operating Officer. Previously, she served as our Executive Vice President Customer Experience from 2014 to 2018 and Executive Vice President Chief People Officer from 2010 to 2014. She also held positions as our Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs.
Warren Christie, age 58, is our Chief Operating Officer. He was appointed to the position effective February 12, 2024. Mr. Christie joined the Company in 2003 and has served in various other leadership positions, including Head of Safety, Security, Fleet Operations and JBU from 2021 to 2022. Head of Safety, Security and Fleet Operations from 2019 to 2021 and, prior to that, Senior Vice President, Regulatory and Training; Vice President, Operations Planning and Training; and Vice President, JBU.
Ursula Hurley, age 43, is our Chief Financial Officer. She was appointed to the position in June 2021. Ms. Hurley first joined JetBlue's finance team in 2004 and subsequently served in positions of increasing responsibility, including as Director, Assistant Treasurer & Fuel from June 2012 to July 2017 and Vice President Structural Programs from July 2017 to July 2018. From July 2018 to April 2021, Ms. Hurley was the Vice President Treasurer, responsible for debt and cash management, cash flow, fuel and interest rate hedging, strategic sourcing, and fleet strategy, including aircraft and engine sourcing.
Martin St. George, age 61, was appointed as our President of the Company, effective February 26, 2024. Prior to joining JetBlue, he served as Chief Commercial Officer of LATAM Airlines Group S.A., beginning in 2020 after a 30+ year career in the airline industry. Prior to joining LATAM, Mr. St. George served in various leadership positions at Norwegian Air Shuttle ASA and at JetBlue, including as Chief Commercial Officer from 2015 to 2019.
Eileen McCarthy, age 58, is our General Counsel and Corporate Secretary. She was appointed to the position in August 2024. Prior to rejoining JetBlue in August, she most recently served as Senior Vice President and Deputy General Counsel for UiPath, Inc., an AI-focused enterprise automation software company. Ms. McCarthy served as a member of JetBlue's legal leadership team from 2006-2021, overseeing areas including corporate governance, securities laws, and ethics and compliance programs, including as Vice President and Associate General Counsel, Corporate Governance from 2015 to 2021.
Carol Clements, age 49, is our Chief Digital and Technology Officer. She was appointed to the position in April 2021. Prior to joining JetBlue, Ms. Clements served as Chief Technology Officer for Pizza Hut where she oversaw its e-commerce channels, restaurant & delivery technology, and data & analytics. Ms. Clements also spent 11 years at Southwest Airlines where she held a variety of leadership roles.
Dawn Southerton, age 57, is our Vice President Controller and Principal Accounting Officer. She was appointed to the position effective December 2023. Prior to joining JetBlue, Ms. Southerton served in various roles at Pepsi Beverages Company, including as Vice President and Controller from August 2018 to August 2023. Ms. Southerton began her career at the public accounting firm KPMG before holding a number of accounting and finance roles with TransCanada Pipeline, Heinz and Neiman Marcus Group.

The other information required by this Item will be included in and is incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2024 fiscal year (the "2025 Proxy Statement").
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference to our 2025 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2024, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	10,302,469	$7.50	40,736,688 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	10,302,469	$7.50	—
(1) Because this figure includes the shares remaining available for issuance under the Crewmember Stock Purchase Plan as of December 31, 2024, it does not reflect the number we expect to be outstanding after giving effect to share purchases in the current offering period.
Warrants issued to the U.S. Department of Treasury under the government support programs discussed in Note 3 to our consolidated financial statements are not reflected in this table.
Refer to Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference to our 2025 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference to our 2025 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference to our 2025 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial statements:
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets — December 31, 2024 and December 31, 2023
Consolidated Statements of Operations — For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Loss — For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows — For the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity — For the years ended December 31, 2024, 2023 and 2022
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

4.2(c)	Form of Pass Through Trust Certificate, Series 2019-1AA—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(d)	Form of Pass Through Trust Certificate, Series 2019-1A —incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

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

4.2(h)
Participation Agreement (N976JT), dated as of November 12, 2019, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(i)
Indenture and Security Agreement (N976JT), dated as of November 12, 2019, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(j)	Form of Series 2019-1 Equipment Notes—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

4.2(k)†	Schedule I - incorporated by reference to Exhibit 99.1 to our current report on Form 8-K dated November 12, 2019 and filed on November 12, 2019.

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

4.2(n)	Form of Pass Through Trust Certificate, Series 2020-1A—incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(o)	Form of Pass Through Trust Certificate, Series 2020-1B—incorporated by reference to Exhibit A to Exhibit 4.3 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(p)^
Intercreditor Agreement (2020-1), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2020-1A and the JetBlue Airways Pass Through Trust 2020-1B, Natixis S.A., acting through its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(q)^
Revolving Credit Agreement (2020-1A), dated as of August 17, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2020-1A and as Borrower, and Natixis S.A., acting through its New York Branch, as Class A Liquidity Provider—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(r)^
Revolving Credit Agreement (2020-1B), dated as of August 17, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2020-1B and as Borrower, and Natixis S.A., acting through its New York Branch, as Class B Liquidity Provider—incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(s)^††
Participation Agreement (N946JL), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein—incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(t) ††^
Indenture and Security Agreement (N946JL), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee—incorporated by reference to Exhibit 4.10 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(u) †††^
Participation Agreement (N2002J), dated as of August 17, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein—incorporated by reference to Exhibit 4.11 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(v) †††^
Indenture and Security Agreement (N2002J), dated as of August 17, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee—incorporated by reference to Exhibit 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(w)^	Form of Series 2020-1 Equipment Notes—incorporated by reference to Exhibits 4.10 and 4.12 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(x)††
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(s) and 4.3(t) with respect to Aircraft bearing Registration No. N946JL)—incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(y)†††
Schedule II (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(u) and 4.3(v) with respect to Aircraft bearing Registration No. N2002J)—incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated August 17, 2020 and filed on August 18, 2020.

4.2(z)
Trust Supplement No. 2019-1B, dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Class B Trustee, to the Pass Through Trust Agreement dated as of November 12, 2019—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(aa)	Form of Pass Through Trust Certificate, Series 2019-1B—incorporated by reference to Exhibit A to Exhibit 4.2 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(ab)^
Amended and Restated Intercreditor Agreement (2019-1), dated as of August 27, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Trustee of the JetBlue Airways Pass Through Trust 2019-1AA, the JetBlue Airways Pass Through Trust 2019-1A and the JetBlue Airways Pass Through Trust 2019-1B, Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent—incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(ac)^
Revolving Credit Agreement (2019-1B), dated as of August 27, 2020, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of JetBlue Airways Pass Through Trust 2019-1B and as Borrower, and Crédit Agricole Corporate and Investment Bank, acting through its New York Branch, as Class B Liquidity Provider—incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(ad) ††††^
First Amendment to Participation Agreement (N976JT), dated as of August 27, 2020, among JetBlue Airways Corporation, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein—incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(ae)††††§
First Amendment to Indenture and Security Agreement (N976JT), dated as of August 27, 2020, between JetBlue Airways Corporation and Wilmington Trust Company, as Loan Trustee—incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(af)§
Form of Series 2019-1 Equipment Notes—incorporated by reference to Exhibit 4.11 to our Form 8-K filed on November 12, 2019, as amended by Exhibit 4.7 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

4.2(ag)††††
Schedule I (setting forth the details by which the documents referred to therein differ from the corresponding representative sample of documents included as Exhibits 4.3(ad) and 4.3(ae) with respect to Aircraft bearing Registration No. N976JT)—incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated August 27, 2020 and filed on August 28, 2020.

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

4.4(a)	Form of 0.50% Convertible Senior Note due 2026, dated March 25, 2021—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

4.5
Warrant Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

4.5(a)	Form of Warrant—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

4.7(a)	Form of Warrant—incorporated by reference to Exhibit 4.16(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

4.8
Warrant Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

4.8(a)	Form of Warrant—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

4.9§
Indenture, dated as of August 27, 2024, by and among JetBlue Airways Corporation and JetBlue Loyalty, LP as Issuers, the Subsidiaries of JetBlue Airways Corporation party thereto as Guarantors and Wilmington Trust, National Association, as Trustee and Collateral Custodian—incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

4.10
Indenture, dated August 16, 2024, between JetBlue Airways Corporation, as issuer, and Wilmington Trust, National Association, as trustee—incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

4.11	Form of 2.5% Convertible Senior Note due 2029—incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated August 16, 2024.

4.12
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934-incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2023.

10.1+	Form of Indemnification and Advancement Agreement.

10.2
Agreement of Lease (Port Authority Lease No. AYD-350), dated November 22, 2005, between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-49728).

10.2(a)
Supplement No. 3 to Agreement of Lease, dated July 1, 2012 between The Port Authority of New York and New Jersey and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.20(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.3*
Amended and Restated 2002 Stock Incentive Plan, dated November 7, 2007, and form of award agreement—incorporated by reference to Exhibit 10.21 to the Annual Report for Form 10-K for the year ended December 31, 2008 (File No. 000-49728).

10.4*
JetBlue Airways Corporation Executive Change in Control Severance Plan, dated as of June 28, 2007—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated June 28, 2007 (File No. 000-49728).

10.4(a)*	Amendment to the Executive Change in Control Severance Plan, dated May 4, 2023—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 4, 2023 and filed on May 5, 2023.

10.5*	JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.31(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10.5(a)*	Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.5(b)*
Amended and Restated JetBlue Airways Corporation 2011 Incentive Compensation Plan form of Deferred Stock Unit Award Agreement—incorporated by reference to Exhibit 10.2(b) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

10.6^+	Airbus A320 Family Purchase Agreement, dated October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation, including Letter Agreements 1-8, each dated as of same date.

10.6(a)^+
Amendment No. 1 to Airbus A320 Family Purchase Agreement, dated as of October 25, 2013, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6, each dated as of the same date.

10.6(b)^+
Amendment No. 2 to Airbus A320 Family Purchase Agreement, dated as of November 19, 2014, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1 and 3, each dated as of the same date.

10.6(c)^+	Amendment No. 3 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(d)^+
Amendment No. 4 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6 and Letter Agreement 9, each dated as of the same date.

10.6(e)^+	Amendment No. 5 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2016, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(f)^+	Amendment No. 6 to Airbus A320 Family Purchase Agreement, dated as of April 11, 2017, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(g)^+	Amendment No. 7 to Airbus A320 Family Purchase Agreement, dated as of April 25, 2017, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(h)^+	Amendment No. 8 to Airbus A320 Family Purchase Agreement, dated as of December 19, 2017, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(i)^+	Amendment No. 9 to Airbus A320 Family Purchase Agreement, dated as of March 30, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(j)^+	Amendment No. 10 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(k)^+	Amendment No. 11 to Airbus A320 Family Purchase Agreement, dated as of December 31, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(l)^
Amendment No. 12 to Airbus A320 Family Purchase Agreement, dated as of April 9, 2019, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.6(m)^
Amendment No. 13 to Airbus A320 Family Purchase Agreement, dated as of June 20, 2019, between Airbus S.A.S. and JetBlue Airways Corporation-incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.6(n)^
Amendment No. 14 to Airbus A320 Family Purchase Agreement, dated as of May 4, 2020, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

10.6(o)^
Amendment No. 15 to Airbus A320 Family Purchase Agreement, dated as of October 8, 2020, between Airbus S.A.S. and JetBlue Airways Corporation-—incorporated by reference to Exhibit 10.33(p) to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.6(p)^
Amendment No. 16 to Airbus A320 Family Purchase Agreement, dated as of November 1, 2023, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2023.

10.6(q)^§
Amendment No. 17 to the A320 Family Aircraft Purchase Agreement, dated as of October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the year ended March 31, 2024.

10.6(r)^§
Amendment No. 18 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2024, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.7^
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

10.7(a)^
First Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of October 17, 2023, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent—incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2024.

10.7(b)^+§
Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement, dated as of July 29, 2024, among JetBlue Airways Corporation, as Borrower, the Subsidiaries of the Borrower party thereto as Guarantors, the Lenders party thereto and Citibank, N.A., as Administrative Agent.

10.8§
Term Loan Credit and Guaranty Agreement, dated as of August 27, 2024, by and among JetBlue Airways Corporation and JetBlue Loyalty, LP as Borrowers, the Subsidiaries of JetBlue Airways Corporation party thereto as Guarantors, the Lenders party thereto, Barclays Bank PLC, as Administrative Agent, Wilmington Trust, National Association, as Collateral Administrator—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10.9*
JetBlue Airways Corporation Retirement Plan, amended and restated effective as of January 1, 2013—incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.10*
Employment Agreement, dated February 12, 2015, between JetBlue Airways Corporation and Robin Hayes—incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.10(a)*
Amendment No. 1 to the Employment Agreement, dated February 16, 2017, between JetBlue Airways Corporation and Robin Hayes—incorporated by reference to Exhibit 10.41(a) to our Current Report on Form 8-K filed on February 22, 2017.

10.10(b)*
Amendment No. 2 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes, dated February 13, 2020—incorporated by reference to Exhibit 10.41(B) to our Current Report on Form 8-K dated February 13, 2020 and filed on February 18, 2020.

10.10(c)*
Amendment No. 3 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes dated September 5, 2021—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 5, 2021 and filed on September 7, 2021.

10.10(d)*
Amendment No. 4 to the Employment Agreement between JetBlue Airways Corporation and Robin Hayes dated December 8, 2022—incorporated by reference to exhibit 10.41(d) to our Current Report on Form 8-K dated December 8, 2022 and filed on December 9, 2022.

10.10(e)*
Transition Agreement and General Release, dated February 11, 2024, between JetBlue Airways Corporation and Robin N. Hayes—incorporated by reference to Exhibit 10.11(e) to our Annual Report on Form 10-K for the year ended December 31, 2023).

10.11*
Employment Agreement between JetBlue Airways Corporation and Joanna Geraghty, dated June 21, 2023—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 21, 2023 and filed on June 23, 2023.

10.12*
Employment Agreement, dated as of February 11, 2024, by and between JetBlue Airways Corporation and Joanna Geraghty—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated February 14, 2024.

10.13*	Offer Letter between JetBlue Airways Corporation and Martin St. George, dated February 6, 2024—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 7, 2024.

10.14*
Separation Agreement and General Release, dated as of July 20, 2024, by and between JetBlue Airways Corporation and Brandon Nelson—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 23, 2024.

10.15
Director Appointment and Nomination Agreement, dated February 16, 2024, by and among the Icahn Group and JetBlue—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2024.

10.16^+	Amended and Restated PW1100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and JetBlue Airways Corporation, dated as of March 30, 2018.

10.17
Payroll Support Program Agreement, dated as of April 23, 2020, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.18
Promissory Note, dated as of April 23, 2020, issued by JetBlue Airways Corporation in the name of the United States of the Treasury—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.19*	JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.31 to our Current Report on From 8-K dated May 14, 2020 and filed on May 20, 2020.

10.19(a)*	Amendment to the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.19(b)*
Amendment to the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 17, 2024 and filed on May 23, 2024.

10.19(c)*	Form of Performance Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.19(d)*	Form of RSU Award Agreement for Non-Employee Directors (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.19(e)*	Form of RSU Award Agreement, Crewmembers (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.19(f)*	Form of Deferred Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.19(g)*	Form of Performance Cash Award Agreement—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.19(h)*	Form of Performance Stock Unit Award Agreement (Transaction Incentives)—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.19(i)*
Form of Executive Award Agreement (award vesting on May 1, 2023, February 1, 2024, and February 1, 2025)—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.20*	JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.35 to our Current Report on Form 8-K dated May 14, 2020 and filed on May 20, 2020.

10.20(a)*	Amendment to the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.20(b)*
Amendment to the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan—incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 17, 2024 and filed on May 23, 2024.

10.21*
Amended and Restated JetBlue Airways Corporation Severance Plan dated July 8, 2020—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.22^
Northeast Alliance Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.22(a)^
First Amendment to the Northeast Alliance Agreement, dated as of September 11, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.54(a) to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.23^
Codeshare Agreement, dated as of July 15, 2020 between, JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.24^
Mutual Growth Incentive Agreement, dated as of July 15, 2020, between JetBlue Airways Corporation and American Airlines, Inc.—incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.25
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

10.27
Payroll Support Program 3 Agreement, dated as of May 6, 2021, between JetBlue Airways Corporation and the United States Department of the Treasury—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.28
Promissory Note, dated as of May 6, 2021 issued by JetBlue Airways Corporation in the name of the United States Department of the Treasury—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.29
Termination Agreement, dated March 1, 2024, by and among JetBlue Airways Corporation, Sundown Acquisition Corp., and Spirit Airlines, Inc.—incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 4, 2024.

19+	JetBlue Insider Trading Policy.

21.1+	List of Subsidiaries.

23+	Consent of Ernst & Young LLP.

31.1+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32++	Section 1350 Certifications.

97.1	JetBlue Airways Corporation Policy For Recovery Of Erroneously Awarded Compensation—incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023.

99.l^
Commitment Letter, dated May 16, 2022, by and among Goldman Sachs Bank USA, Bank of America, N.A., BofA Securities, Inc., and JetBlue Airways Corporation—incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated May 23, 2022 and filed on May 23, 2022.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

+	Filed herewith

++	Furnished herewith

*	Compensatory plans in which the directors and executive officers of JetBlue participate.

^	Pursuant to Item 601(b)(10), information in this exhibit identified by brackets is confidential and has been excluded because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

§	Pursuant to Item 601(a)(5) of Regulation S-K, schedules have been omitted and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

ITEM 16.    FORM 10-K SUMMARY
Omitted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 14, 2025	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eileen McCarthy as his or her attorney-in-fact with power of substitution for him or her in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K which he or she deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Joanna Geraghty	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2025
Joanna Geraghty

/s/ Ursula Hurley	Chief Financial Officer (Principal Financial Officer)	February 14, 2025
Ursula Hurley

/s/ Dawn Southerton	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2025
Dawn Southerton

/s/ Peter Boneparth	Director	February 14, 2025
Peter Boneparth

/s/ Monte Ford	Director	February 14, 2025
Monte Ford

/s/ Ellen Jewett	Director	February 14, 2025
Ellen Jewett

/s/ Robert Leduc	Director	February 14, 2025
Robert Leduc

/s/ Jesse Lynn	Director	February 14, 2025
Jesse Lynn

/s/ Teri P. McClure	Director	February 14, 2025
Teri P. McClure

/s/ Sean Menke	Director	February 14, 2025
Sean Menke

/s/ Steven Miller	Director	February 14, 2025
Steven Miller

/s/ Nik Mittal	Director	February 14, 2025
Nik Mittal

/s/ Sarah Robb O'Hagan	Director	February 14, 2025
Sarah Robb O'Hagan

/s/ Vivek Sharma	Director	February 14, 2025
Vivek Sharma

/s/ Thomas Winkelmann	Director	February 14, 2025
Thomas Winkelmann

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$153	$126	$41		$238
Allowance for obsolete inventory parts	35	8	—		43
Allowance for credit losses	3	3	—	(1)	6
Total	$191	$137	$41		$287
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$90	$69	$6		$153
Allowance for obsolete inventory parts	29	6	—		35
Allowance for credit losses	4	19	20	(1)	3
Total	$123	$94	$26		$191
Year Ended December 31, 2022
Valuation allowance for deferred tax assets	$73	$30	$13		$90
Allowance for obsolete inventory parts	24	5	—		29
Allowance for credit losses	3	16	15	(1)	4
Total	$100	$51	$28		$123

(1)Uncollectible accounts written off, net of recoveries.