Form 10-Q
period 2025-03-31
JETBLUE AIRWAYS CORP
filed 2025-04-29
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of March 31, 2025, there were 354,339,854 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, including our JetForward initiatives, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, and our expectations regarding the remaining impact of the wind down of our Northeast Alliance ("NEA") with American Airlines Group Inc. and the related impact on our business, financial condition and results of operations. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the risk associated with the execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of legal proceedings with respect to the NEA and our wind-down of the NEA; risks associated with stockholder activism; risks associated with cybersecurity and privacy, including information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; possible failure to comply with financial and other debt covenants; financial risks associated with credit card processors; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; risks associated with our development and use of AI-powered solutions; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal budget constraints or federally imposed furloughs; impact of global climate change and legal, regulatory or market response to such change; increasing scrutiny of, and evolving expectations regarding, environmental and social matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Further information concerning these and other factors is contained in JetBlue's filings with the U.S. Securities and Exchange Commission (the "SEC"), including but not limited to in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,297	$1,921
Investment securities	1,205	1,689
Receivables, less allowance (2025 - $5; 2024 - $6)	361	348
Inventories, less allowance (2025 - $46; 2024 - $43)	163	158
Prepaid expenses and other	165	142
Total current assets	4,191	4,258
PROPERTY AND EQUIPMENT
Flight equipment	14,199	14,103
Pre-delivery deposits for flight equipment	314	315
Total flight equipment and pre-delivery deposits, gross	14,513	14,418
Less accumulated depreciation	4,326	4,243
Total flight equipment and pre-delivery deposits, net	10,187	10,175
Other property and equipment, gross	1,361	1,342
Less accumulated depreciation	876	861
Total other property and equipment, net	485	481
Total property and equipment, net	10,672	10,656
OPERATING LEASE ASSETS	891	550
OTHER ASSETS
Investment securities	322	336
Restricted cash and cash equivalents	236	227
Intangible assets, net of accumulated amortization (2025 - $597; 2024 - $580)	399	399
Other	390	415
Total other assets	1,347	1,377
TOTAL ASSETS	$17,101	$16,841

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$648	$619
Air traffic liability	1,773	1,572
Accrued salaries, wages and benefits	648	663
Other accrued liabilities	585	542
Current operating lease liabilities	102	93
Current maturities of long-term debt and finance lease obligations	384	392
Total current liabilities	4,140	3,881
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	8,090	8,147
LONG-TERM OPERATING LEASE LIABILITIES	838	510
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	566	633
Air traffic liability - non-current	654	653
Other	368	376
Total deferred taxes and other liabilities	1,588	1,662
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 515 and 513 shares issued and 354 and 353 shares outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Treasury stock, at cost; 161 and 160 shares at March 31, 2025 and December 31, 2024, respectively	(2,010)	(2,005)
Additional paid-in capital	3,332	3,320
Retained earnings	1,111	1,319
Accumulated other comprehensive income	7	2
Total stockholders' equity	2,445	2,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,101	$16,841

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
OPERATING REVENUES
Passenger	$1,969	$2,055
Other	171	154
Total operating revenues	2,140	2,209
OPERATING EXPENSES
Aircraft fuel	511	625
Salaries, wages and benefits	863	823
Landing fees and other rents	159	165
Depreciation and amortization	168	158
Aircraft rent	19	27
Sales and marketing	70	77
Maintenance, materials and repairs	191	132
Special items	—	562
Other operating expenses	333	359
Total operating expenses	2,314	2,928
OPERATING LOSS	(174)	(719)
OTHER INCOME (EXPENSE)
Interest expense	(148)	(53)
Interest income	38	19
Capitalized interest	3	4
Gain (loss) on investments, net	1	(22)
Other	9	4
Total other expense	(97)	(48)
LOSS BEFORE INCOME TAXES	(271)	(767)
Income tax benefit	63	51
NET LOSS	$(208)	$(716)

LOSS PER COMMON SHARE
Basic	$(0.59)	$(2.11)
Diluted	$(0.59)	$(2.11)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(208)	$(716)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 in 2025 and 2024.	5	3
Total other comprehensive income	5	3
COMPREHENSIVE LOSS	$(203)	$(713)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(208)	$(716)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(67)	(54)
Depreciation and amortization	168	158
Spirit special items, non-cash	—	450
Gain on sale-leaseback transactions	(23)	—
Stock-based compensation	12	12
Changes in certain operating assets and liabilities	215	331
Other, net	17	23
Net cash provided by operating activities	114	204
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(176)	(427)
Pre-delivery deposits for flight equipment	(11)	(39)
Proceeds from the maturities of held-to-maturity investments	22	19
Purchase of available-for-sale securities	(50)	(1)
Proceeds from the sale of available-for-sale securities	528	75
Payment for Spirit Airlines acquisition	—	(22)
Proceeds from the sale of assets and sale-leaseback transactions	44	—
Other, net	—	(4)
Net cash provided by (used in) investing activities	357	(399)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from failed sale-leaseback transactions	—	332
Repayment of long-term debt and finance lease obligations	(81)	(58)
Acquisition of treasury stock	(5)	(3)
Net cash (used in) provided by financing activities	(86)	271
INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	385	76
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,148	1,317
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$2,533	$1,393

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(97)	$(24)
Cash proceeds (payments) for income taxes, net	2	(6)

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$366	$6
Flight equipment acquired under finance leases	10	20

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents.

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$2,297	$1,237
Restricted cash and cash equivalents (2)	236	156
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,533	$1,393
(2) Restricted cash and restricted cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, funds held for workers compensation obligations and various letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641
Net loss	—	—	—	—	—	(208)	—	(208)
Other comprehensive income	—	—	—	—	—	—	5	5
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	12	—	—	12
Balance at March 31, 2025	515	$5	161	$(2,010)	$3,332	$1,111	$7	$2,445

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(716)	—	(716)
Other comprehensive income	—	—	—	—	—	—	3	3
Vesting of restricted stock units	1	—	1	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	12	—	—	12
Balance at March 31, 2024	500	$5	160	$(2,002)	$3,233	$1,398	$(1)	$2,633
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation ("JetBlue") provides air transportation services across the United States, Latin America, the Caribbean, Canada and Europe. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as "we" or the "Company." All majority-owned subsidiaries are consolidated on a line-by-line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2024 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").
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
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Passenger revenue
Passenger travel	$1,792	$1,888
Loyalty revenue - air transportation	177	167
Other revenue
Loyalty revenue	122	107
Other revenue	49	47
Total operating revenue	$2,140	$2,209
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	March 31, 2025	December 31, 2024
Air traffic liability - passenger travel	$1,269	$1,073
Air traffic liability - loyalty program (air transportation)	1,126	1,125
Deferred revenue - passenger travel and loyalty program travel (1)	375	389
Deferred revenue - other (2)	32	27
Total	$2,802	$2,614

(1) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(2) Included within air traffic liability on our consolidated balance sheets.
During the three months ended March 31, 2025 and 2024, we recognized passenger revenue of $820 million and $834 million, respectively, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the three months ended March 31, 2025 and 2024 (in millions):

Balance at December 31, 2024	$1,125
TrueBlue® points redeemed passenger	(177)
TrueBlue® points redeemed other	(8)
TrueBlue® points earned and sold	186
Balance at March 31, 2025	$1,126

Balance at December 31, 2023	$1,072
TrueBlue® points redeemed passenger	(160)
TrueBlue® points redeemed other	(7)
TrueBlue® points earned and sold	171
Balance at March 31, 2024	$1,076
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the three months ended March 31, 2025, we made principal payments of $81 million on our outstanding debt and finance lease obligations.
At March 31, 2025, we had pledged aircraft, engines, other equipment, and facilities assets with a net book value of $7.1 billion as security under various financing arrangements. In addition, certain TrueBlue® program assets have been pledged as part of the financing of the TrueBlue® program described below.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2025, scheduled maturities of our long-term debt and finance lease obligations, net of debt issuance costs, for the next five years are as follows (in millions):

Year	Total
Remainder of 2025	$302
2026	706
2027	390
2028	494
2029	1,746
Thereafter	4,836
Total	$8,474
Long-term debt and finance lease obligations at March 31, 2025 and December 31, 2024 consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	452	452
2019-1 Series A, due through 2028	141	141
2019-1 Series B, due through 2027	58	58
2020-1 Series A, due through 2032	469	469
2020-1 Series B, due through 2028	100	100
Fixed rate equipment notes, due through 2028	190	219
Floating rate equipment notes, due through 2036 (1)	725	742
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,192	2,221
TrueBlue® senior secured notes, due through 2031	1,988	1,988
TrueBlue® senior secured term loan facility, due through 2029 (1)	748	749
Finance leases	122	116
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	259
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	144
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	132
0.50% convertible senior notes, due through 2026	325	325
2.50% convertible senior notes, due through 2029	460	460
Total debt and finance lease obligations	$8,548	$8,618
Less: Debt issuance costs	(74)	(79)
Less: Current maturities	(384)	(392)
Long-term debt and finance lease obligations	$8,090	$8,147
(1) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.
The carrying amounts and estimated fair values of our long-term debt and finance lease obligations, net of debt issuance costs, at March 31, 2025 and December 31, 2024 were as follows (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,474	$7,641	$8,539	$8,337
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
2025 Financings
TrueBlue® Senior Secured Term Loan Facility
As previously disclosed, in August 2024, the Company and Loyalty LP entered into a senior secured term loan credit and guaranty agreement among the Company and Loyalty LP, as co-borrowers, the Guarantors, the lenders party thereto, Barclays Bank PLC, as administrative agent, and Wilmington Trust, National Association, as collateral administrator, for a $765 million senior secured term loan facility (the "TrueBlue® Term Loan Facility") due 2029.
The TrueBlue® Term Loan Facility is guaranteed by the Guarantors and secured, on a pari passu basis with the TrueBlue® Notes, by the Collateral. The loans under the TrueBlue® Term Loan Facility bear interest at a variable rate equal to Term SOFR plus an applicable margin (subject to a Term SOFR floor), or another index rate plus an applicable margin.
On February 28, 2025, the Company entered into the First Amendment to the TrueBlue® Term Loan Facility, which amended the interest rate to SOFR plus an applicable margin of 4.75%.
Short-term Borrowings
Citibank Line of Credit
We have a revolving credit facility with Citibank for $600 million. This facility bears interest at a rate equal to the Alternate Base Rate ("ABR") plus a margin, or SOFR plus a margin. The facility has a maturity of October 21, 2029; provided that if the Company's 0.50% convertible senior notes due 2026, are not extended, refinanced or paid off, subject to a specified minimum outstanding principal amount thereof, then the facility expiration will be automatically shortened to December 31, 2025.
As of and for the periods ended March 31, 2025 and December 31, 2024, we did not have a balance outstanding or any borrowings under the facility.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended March 31, 2025 and December 31, 2024, we did not have a balance outstanding or any borrowings under this line of credit.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 - Loss Per Share
Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding. Diluted loss per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 81.6 million and 3.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively. The increase in anti-dilutive common stock equivalents is due to the 2.50% convertible senior notes due 2029, issued in August 2024.
The following table shows how we computed basic and diluted loss per common share for the three months ended March 31, 2025 and 2024 (dollars and share data in millions):

	Three Months Ended March 31,
	2025	2024
Net loss	$(208)	$(716)

Weighted average basic shares	353.7	339.7
Effect of dilutive securities	—	—
Weighted average diluted shares	353.7	339.7

Loss per common share
Basic	$(0.59)	$(2.11)
Diluted	$(0.59)	$(2.11)
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
Certain Federal Aviation Administration ("FAA") licensed crewmembers receive a discretionary contribution of 8% of eligible compensation, which we refer to as Retirement Non-elective Licensed Crewmember contributions. System controllers also receive a Company discretionary contribution of 5% of eligible compensation, referred to as Retirement Non-elective Crewmember contributions. The Company's non-elective contributions vest after three years of service.
Our Pilots receive a non-elective Company contribution of 17% of eligible compensation per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association ("ALPA"), in lieu of the above 401(k) Company matching contribution and Retirement Non-elective Licensed Crewmember contributions. The Company's non-elective contribution of eligible Pilot compensation vests after three years of service.
Total 401(k) company match and non-elective crewmember contribution expense for the three months ended March 31, 2025 and 2024 was $75 million and $66 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 6 - Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2025, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
Remainder of 2025	$734
2026	721
2027	393
2028	410
2029	321
Thereafter	3,727
Total	$6,306
Our committed aircraft deliveries as of March 31, 2025 include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo	Total
Remainder of 2025	15	3	18
2026	16	1	17
2027	8	—	8
2028	9	—	9
2029	7	—	7
Thereafter	—	44	44
Total (2)	55	48	103
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
As of March 31, 2025, we had $70 million in restricted cash and cash equivalents held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We also had $59 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that will finance, develop, and operate JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $42 million cash pledged primarily related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Labor Unions and Non-Unionized Crewmembers
As of March 31, 2025, 51% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 23% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
ALPA
In January 2023, JetBlue pilots ratified a two-year contract extension effective March 1, 2023. In February 2025, the contract became amendable. Contract negotiations formally began early in May 2024 and are ongoing.
TWU
On July 14, 2022, TWU filed a representation application with the National Mediation Board ("NMB") seeking an election among the 35 pilot instructors ("Flight Instructors"). JetBlue disputed TWU's application alleging that Flight Instructors do not constitute a craft or class. On October 26, 2023, the NMB notified the participants that it rejected JetBlue's argument and ordered an election. The Flight Instructors voted for TWU representation. Contract negotiations for an initial CBA began in April 2024 and are ongoing.
JetBlue's inflight crewmembers are represented by TWU, with a contract amendable date of December 13, 2026. From January 1, 2025 until the contract amendable date, the TWU has the option to begin negotiations.
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
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from NEA airports from July 16, 2020 through the time that the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Following denial of a motion to dismiss, discovery has commenced. The Company intends to vigorously defend against this lawsuit. As of March 31, 2025, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made. We continue to believe these lawsuits are without merit.
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,018	$—	$—	$2,018
Restricted cash equivalents	70	—	—	70
Available-for-sale investment securities	—	1,136	9	1,145

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,921	$—	$—	$1,921
Restricted cash equivalents	89	—	—	89
Available-for-sale investment securities	—	1,609	12	1,621
Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2025 and December 31, 2024.
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
We do not intend to sell these investment securities. The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$382	$380	$404	$400
Note 8 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than twelve months. Maturities greater than twelve months are recorded within investment securities in the other assets section of our consolidated balance sheets. The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Available-for-sale investment securities
Time deposits	$680	$1,148
Commercial paper	456	461
Debt securities	9	12
Total available-for-sale investment securities	1,145	1,621
Held-to-maturity investment securities
Corporate bonds	382	404
Total held-to-maturity investment securities	382	404
Total investment in debt securities	$1,527	$2,025
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.
We did not record any material gains or losses on our available-for-sale and held-to-maturity investment securities during the three months ended March 31, 2025 and 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024

Equity method investments (1)	$88	$77
JetBlue Ventures equity investments (2)	89	84
TWA Flight Center (3)	12	13
Total equity investments (4)	$189	$174
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees' financial results is included in other income on our consolidated statement of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three months ended March 31, 2025 and 2024.
(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three months ended March 31, 2025 and 2024.
(4) As of March 31, 2025 and December 31, 2024, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value. Refer to the table below for investment gain (loss) activity during the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
JBV Equity Investments
Realized gain recognized in gain (loss) on investments, net	$1	$—
Unrealized loss recognized in gain (loss) on investments, net (1)	—	(22)
(1) The net unrealized loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.
Note 9 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2025 and 2024 is as follows (in millions):

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income at December 31, 2024	$—	$2	$2
Reclassifications into earnings, net of taxes of $0	—	—	—
Change in fair value, net of taxes of $0	—	5	5
Balance of accumulated income, at March 31, 2025	$—	$7	$7

Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $0	2	—	2
Change in fair value, net of taxes of $0	1	—	1
Balance of accumulated loss, at March 31, 2024	$—	$(1)	$(1)

(1) Reclassified to aircraft fuel expense for the three months ended March 31, 2024. As of December 31, 2024 and March 31, 2025 there were no outstanding fuel derivative contracts.
Note 10 - Special Items
There were no special items for the three months ended March 31, 2025.
The following is a listing of special items presented on our consolidated statements of operations for the three months ended March 31, 2024 (in millions):

Three Months Ended March 31,
2024
Special items
Spirit-related costs (1)	$532
Voluntary opt-out costs (2)	15
Embraer E190 fleet transition costs (3)	15
Total special items	$562
(1) As a result of the termination of the Merger Agreement in March 2024, we wrote off the Spirit prepayment and breakup fee. These costs also include Spirit-related consulting, professional, and legal fees.
(2) Voluntary opt-out costs relate to severance and benefit costs associated with the Company's opt-out program for eligible crewmembers in the airports, customer support, JetBlue Travel Products and support center workgroups.
(3) Embraer E190 fleet transition costs relate to the early termination of a flight-hour engine services agreement.
Note 11 - Operating Segments and Geographic Information
Operating Segments
JetBlue has one reportable operating segment, air transportation services. Air transportation services accounted for substantially all of the Company's operations in 2025 and 2024. We provide air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe and manage the business activities on a consolidated basis.
JetBlue's chief operating decision maker ("CODM") is our executive leadership team, which includes our Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM assesses performance for the air transportation segment which includes our loyalty program, and decides how to allocate resources based on net income (loss), which is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
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
Geographic Region Information
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of March 31, 2025, we served 33 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served five destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the three months ended March 31, 2025 and 2024 are summarized below (in millions):

	Three Months Ended March 31,
	2025	2024
Domestic & Canada	$1,280	$1,376
Caribbean & Latin America	796	767
Atlantic	64	66
Total operating revenue	$2,140	$2,209

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this Report should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and related notes included in our 2024 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K and in Part II, Item 1A "Risk Factors" and other parts of this Report.
OVERVIEW
First Quarter 2025 Results
In the first quarter of 2025, we incurred a $208 million net loss, compared to a net loss of $716 million for the same period in 2024. Net loss decreased primarily due to the March 2024 write off of Spirit-related costs for $532 million as a result of the termination of the Merger Agreement.
Our first quarter 2025 highlights include the following:
•First quarter 2025 system available seat miles ("ASMs" or "capacity") decreased by 4.3% year-over-year.
•Operating revenue for the first quarter of 2025 was $2.1 billion, a decrease of 3.1% year-over-year.
•Operating expense for the first quarter of 2025 was $2.3 billion, a 21.0% decrease year-over-year.
•Operating expense, excluding special items, for the first quarter of 2025 was $2.3 billion, a 2.2% (1) decrease year-over-year. There were no special items in the first quarter of 2025.
•Operating expense per available seat mile ("CASM") for the first quarter of 2025 decreased by 17.4% year-over-year to 14.83 cents compared to the first quarter of 2024.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 8.3% to 11.45 cents in the first quarter of 2025 compared to the first quarter of 2024.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure. 22

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Developments
JetForward
JetForward, our strategic framework, is focused on four priority moves: delivering reliable and caring service, building the best east coast leisure network, offering products and perks customers value, and providing a secure financial future. Our JetForward plan, which is designed to support our long-term profitability goals, reflects various assumptions regarding factors that may impact our operational and financial performance. For further information on potential factors that could affect the success of our strategic initiatives, including JetForward, see our 2024 Form 10-K.
The sections below highlight some additional changes made to support these priority moves during the quarter.
Reliable and Caring Service
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the three months ended March 31, 2025, our system-wide on-time performance was 75.1% compared to 70.9% for the same period in 2024. Our completion factor was 98.6% for the three months ended March 31, 2025 compared to 98.7% for the same period in 2024.
Best East Coast Leisure Network
We remain committed to focusing our network in 2025 on high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico. In 2024, we made a number of network changes, which are expected to ramp up throughout 2025. We have seen initial benefits from these network changes, primarily new BlueCities in the northeast, further reinforcing our decision to pursue growth in core markets loyal to the JetBlue brand.
Products and Perks Customers Value
During the quarter, we continued to make enhancements to our customer experience by increasing the value of our product offerings and customer experience.
We launched further enhancements to our EvenMore® product by adding additional amenities such as dedicated overhead bin space, free alcohol, and a premium snack.
In January 2025, we launched a premium co-branded credit card, which quickly met sign-up targets.
A Secure Financial Future
To secure our financial future and navigate near-term demand volatility, we are focused on maintaining a strong liquidity position and evaluating opportunities to reduce our controllable costs. We continue to make progress on the JetForward cost program, by executing technology driven efficiencies, enhancing our planning and sourcing strategies, and unlocking savings from cross-functional fuel burn optimization efforts.
Liquidity
At March 31, 2025, we had $3.8 billion in liquidity, which included unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities. In addition, we had a $600 million Citibank line of credit.
Sustainability
Along with our fuel partners, we marked the first-ever regular supply of sustainable aviation fuel for commercial air travel in the region at JFK.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A321neo and Airbus A220 fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of March 31, 2025, we had 11 aircraft grounded due to lack of engine

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
availability. The Company currently expects each removed engine to take approximately 300 days to complete a shop visit and return to a serviceable condition.
Given that we expect to have a certain number of aircraft groundings through 2025 and beyond, we plan to continue to assess the resulting impact on our future capacity plans. We are currently working with Pratt & Whitney on a resolution and any potential remediation steps remains uncertain.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2025 vs. 2024
Overview
We reported a net loss of $208 million, operating loss of $174 million and an operating margin of (8.2)% for the three months ended March 31, 2025. This compares to a net loss of $716 million, an operating loss of $719 million and an operating margin of (32.6)% for the three months ended March 31, 2024. Our loss per share was $0.59 for the first quarter of 2025 compared to a loss per share of $2.11 for the same period in 2024. Net loss decreased $508 million year-over-year primarily due to the March 2024 write off of Spirit-related costs for $532 million as a result of the termination of the Merger agreement.
Our reported results for the three months ended March 31, 2025 and 2024 included the effects of special items and certain gains and losses on investments. Adjusting for these items, our adjusted net loss (1) was $209 million, adjusted operating loss (1) was $174 million, adjusted operating margin (1) was (8.2)%, and adjusted loss per share (1) was $0.59 for the three months ended March 31, 2025. This compares to an adjusted net loss (1) of $145 million, adjusted operating loss (1) of $157 million, adjusted operating margin (1) of (7.1)%, and adjusted loss per share (1) of $0.43 for the three months ended March 31, 2024.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2025	2024	$	%
Passenger revenue	$1,969	$2,055	$(86)	(4.2)%
Other revenue	171	154	17	10.9%
Total operating revenues	$2,140	$2,209	$(69)	(3.1)%

Average fare	$212.58	$214.39	$(1.81)	(0.8)%
Yield per passenger mile (cents)	15.63	15.80	(0.17)	(1.1)
Passenger revenue per ASM (cents)	12.62	12.60	0.02	0.2
Operating revenue per ASM (cents)	13.71	13.54	0.17	1.3
Average stage length (miles)	1,297	1,279	18	1.4
Revenue passengers (thousands)	9,264	9,584	(320)	(3.3)
Revenue passenger miles (millions)	12,601	13,002	(401)	(3.1)
Available seat miles (ASMs) (millions)	15,608	16,313	(705)	(4.3)
Load factor	80.7%	79.7%		1.0	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More®. Passenger revenue decreased 4.2% for the three months ended March 31, 2025 compared to the same period in 2024. This was mainly driven by a 4.3% reduction in capacity.
Other revenue increased $17 million, or 10.9%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions and advertising revenue.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.              24

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
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change			Cents per ASM
	2025	2024	$	%		2025	2024	% Change
Aircraft fuel	$511	$625	$(114)	(18.3)%		3.27	3.84	(14.6)%
Salaries, wages and benefits	863	823	40	4.9		5.53	5.04	9.6
Landing fees and other rents	159	165	(6)	(3.0)		1.03	1.01	1.3
Depreciation and amortization	168	158	10	6.1		1.08	0.97	10.9
Aircraft rent	19	27	(8)	(29.2)		0.12	0.16	(26.0)
Sales and marketing	70	77	(7)	(8.8)		0.45	0.47	(4.7)
Maintenance, materials and repairs	191	132	59	43.9		1.22	0.81	50.4
Special items	—	562	(562)	NM	(1)	—	3.44	NM
Other operating expenses	333	359	(26)	(7.2)		2.13	2.21	(3.0)
Total operating expenses	$2,314	$2,928	$(614)	(21.0)%		14.83	17.95	(17.4)%
(1) Not meaningful or greater than 100% change.
Aircraft Fuel
Aircraft fuel decreased by $114 million, or 18.3%, for the three months ended March 31, 2025 compared to the same period in 2024. The average fuel price decreased by 13.5% to $2.57 per gallon and fuel consumption decreased by 5.6%, or 12 million gallons.
Depreciation and Amortization
Depreciation and amortization increased by $10 million, or 6.1%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily driven by the induction of new aircraft and engines.
Aircraft Rent
Aircraft rent decreased by $8 million, or 29.2%, in the three months ended March 31, 2025 compared to the same period in 2024, as a result of fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. The Company purchased certain Airbus A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor as part of the Company's fleet transition plan.
Sales and Marketing
Sales and marketing decreased by $7 million, or 8.8%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to lower credit card fees as a result of reduction in capacity.
Maintenance, Materials and Repairs
Maintenance, materials and repairs increased by $59 million, or 43.9%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to the timing of Airbus A320 engine repairs and Embraer E190 engine lease return repairs.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
There were no special items for the three months ended March 31, 2025.
For the three months ended March 31, 2024, special items included the following:
•$532 million relating to Spirit-related costs;
•$15 million relating to voluntary opt-out costs; and
•$15 million relating to Embraer E190 fleet transition costs.
Other Operating Expenses
Other operating expenses decreased by $26 million, or 7.2%, in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to gains from two engine sale-leaseback transactions.

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2025	2024	$	%
Interest expense	$(148)	$(53)	$(95)	NM (1)
Interest income	38	19	19	94.1%
Capitalized interest	3	4	(1)	(25.6)
Gain (loss) on investments, net	1	(22)	23	NM
Other	9	4	5	NM
Total other expense	$(97)	$(48)	$(49)	NM
(1) Not meaningful or greater than 100% change.
Interest Expense
Interest expense increased by $95 million, for the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily due to the financing of our TrueBlue® program as well as incremental failed aircraft sale-leaseback transactions and new equipment notes. These increases were partially offset by commitment fees incurred in 2024 related to the $3.5 billion Senior Secured Bridge Facility, but canceled in March 2024 in connection with the termination of the merger with Spirit.
Interest Income
Interest income increased by $19 million, or 94.1%, for the three months ended March 31, 2025 compared to the same period in 2024. This increase was primarily driven by an increase in short term investments due to the proceeds received from the TrueBlue® Financings.
Gain (loss) on investments, net
Gain (loss) on investments, net resulted in a $1 million gain for the three months ended March 31, 2025, compared to a $22 million loss for the same period in 2024. The gain in the first quarter of 2025 is primarily related to realized gains on our JetBlue Technology Ventures LLC ("JBV") equity investments. The loss in the first quarter of 2024 is primarily related to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.

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
At March 31, 2025, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of $3.8 billion, which we believe will be sufficient to satisfy our liquidity needs for at least the next twelve months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
Operating Activities
We rely primarily on operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $114 million and $204 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in operating cash flow is driven by the net change in working capital.
Investing Activities
During the three months ended March 31, 2025, flight equipment capital expenditures included $125 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $20 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $31 million. Investing activities for the current year period also included $500 million in net purchases of investment securities, $44 million of proceeds from the sale of assets and sale-leaseback transactions, and $11 million in aircraft pre-delivery deposit payments.
During the three months ended March 31, 2024, flight equipment capital expenditures included $386 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $20 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $21 million. Investing activities also included $93 million in net proceeds from investment securities, $39 million in aircraft pre-delivery deposit payments, and $22 million in Spirit shareholder payments.
Financing Activities
Financing activities for the three months ended March 31, 2025 primarily consisted of $81 million in payments on our outstanding debt and finance lease obligations.
Financing activities for the three months ended March 31, 2024 primarily consisted of proceeds from failed sale-leaseback transactions of $332 million partially offset by $58 million in payments on our outstanding debt and finance lease obligations.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Working Capital
We had working capital of $51 million and $377 million at March 31, 2025 and December 31, 2024, respectively. Our working capital decreased by $326 million primarily due higher current air-traffic liability due to seasonality fluctuations.
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
Other
On February 27, 2025, we filed an automatic shelf registration statement with the SEC. This registration statement replaces the previous one, which expired in February 2025. Under this shelf registration statement, we may offer and sell from time to time common stock, preferred stock, debt securities, depository shares, warrants, stock purchase contracts, stock purchase units, subscription rights, and pass-through certificates. We may utilize this shelf registration statement, or a replacement filed with the SEC, in the future to raise capital to fund the continued development of our products and services, the commercialization of our products and services, to repay indebtedness, or for other general corporate purposes. The warrants issued in connection with the various federal government support programs were made, and any issuances of our underlying common stock are expected to be made, in reliance on the exemption from the registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions not involving a public offering.
Contractual Obligations
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Debt and finance lease obligations (1)	$727	$1,256	$921	$998	$2,203	$5,737	$11,842
Operating lease obligations (2)	111	129	118	101	86	999	1,544
Flight equipment purchase obligations	734	721	393	410	321	3,727	6,306
Other obligations (3)	332	374	376	427	289	6	1,804
Total	$1,904	$2,480	$1,808	$1,936	$2,899	$10,469	$21,496
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after March 31, 2025 except as otherwise noted.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on March 31, 2025 rates.
(2) Primarily relates to JFK Terminal 5, aircraft and spare engines, and our corporate office in Long Island City.
(3) Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
As of March 31, 2025, we were in compliance with the material covenants of our debt and lease agreements.
In August 2024, JetBlue co-issued with Loyalty LP, the TrueBlue® Notes and TrueBlue® Term Loan Facility. The agreements governing the TrueBlue® Notes and TrueBlue® Term Loan Facility contains affirmative, negative and financial covenants including compliance with certain debt service coverage ratios and minimum liquidity requirements. These agreements also contain events of default, including a cross-default to other material indebtedness.
We have $59 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 63% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft
As of March 31, 2025, our operating fleet consisted of (1):

Aircraft Type	Aircraft Count
Airbus A220	45
Airbus A320	11
Airbus A320 Restyled	119
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint®	10
Airbus A321neoLR with Mint®	11
Embraer E190 (2)	12
Total	287
(1) This table includes aircraft that have been temporarily removed from service, including 11 aircraft grounded as of March 31, 2025, due to the required removal of certain Pratt & Whitney engines for inspection and lack of engine availability. All aircraft temporarily removed from service are expected to return to operation in the future.
(2) Embraer E190 excludes 19 permanently parked owned aircraft and five parked aircraft awaiting lease return.
Of our operating fleet, 264 are owned by us, 23 are leased under operating leases, and none are leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes. As of March 31, 2025, the average age of our operating fleet was 12 years.
Flight Equipment Purchase Obligations
Our committed aircraft deliveries include the following aircraft (1):

Year	Airbus A220	Airbus A321neo	Total
Remainder of 2025	15	3	18
2026	16	1	17
2027	8	—	8
2028	9	—	9
2029	7	—	7
Thereafter	—	44	44
Total (2)	55	48	103
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Off-Balance Sheet Arrangements
There have been no material changes to off-balance sheet arrangements from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Off Balance Sheet Arrangements included in our 2024 Form 10-K.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2024 Form 10-K.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with GAAP; however, we present certain non-GAAP financial measures in this Report. Non-GAAP financial measures are financial measures that are derived from the condensed consolidated financial statements, but that are not presented in accordance with GAAP. We present these non-GAAP financial measures because we believe they provide useful supplemental information that enables a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure used in this Report and shows a reconciliation of certain non-GAAP financial measure to its most directly comparable GAAP financial measure.
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
For the three months ended March 31, 2025, there were no special items.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Three Months Ended March 31,
	$				Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2025	2024	Percent Change		2025	2024	Percent Change
Total operating expenses	$2,314	$2,928	(21.0)		14.83	17.95	(17.4)
Less:
Aircraft fuel	511	625	(18.3)		3.27	3.84	(14.6)
Other non-airline expenses	16	17	(1.8)		0.11	0.10	2.6
Special items	—	562	NM	(1)	—	3.44	NM
Operating expenses, excluding fuel	$1,787	$1,724	3.7		11.45	10.57	8.3
(1) Not meaningful or greater than 100% change.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expense, Operating Loss, Operating Margin, Pre-tax Loss, Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items, and Gain (Loss) on Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For the three months ended March 31, 2025, there were no special items.
For the three months ended March 31, 2024 special items included Spirit-related costs, voluntary opt-out costs, and Embraer E190 fleet transition costs.
Certain gains and losses on our investments, net were also excluded from our March 31, 2025 and 2024 non-GAAP results.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items for the periods presented.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, AND GAIN (LOSS) ON INVESTMENTS

	Three Months Ended March 31,
(in millions except percentages)	2025	2024
Total operating revenues	$2,140	$2,209

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,314	$2,928
Less: Special items	—	562
Total operating expenses excluding special items	$2,314	$2,366
Percent change	(2.2)%

RECONCILIATION OF OPERATING LOSS
Operating loss	$(174)	$(719)
Add back: Special items	—	562
Operating loss excluding special items	$(174)	$(157)

RECONCILIATION OF OPERATING MARGIN
Operating margin	(8.2)%	(32.6)%

Operating loss excluding special items	$(174)	$(157)
Total operating revenues	2,140	2,209
Adjusted operating margin	(8.2)%	(7.1)%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(271)	$(767)
Add back: Special items	—	562
Less: Gain (loss) on investments, net	1	(22)
Loss before income taxes excluding special items and gain (loss) on investments	$(272)	$(183)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(12.7)%	(34.7)%

Loss before income taxes excluding special items	$(272)	$(183)
Total operating revenues	2,140	2,209
Adjusted pre-tax margin	(12.7)%	(8.3)%

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, AND GAIN (LOSS) ON INVESTMENTS (CONTINUED)
	Three Months Ended March 31,
(in millions except percentages)	2025	2024
RECONCILIATION OF NET LOSS
Net loss	$(208)	$(716)
Add back: Special items	—	562
Less: Income tax benefit related to special items	—	7
Less: Gain (loss) on investments, net	1	(22)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	6
Net loss excluding special items and gain (loss) on investments	$(209)	$(145)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(0.59)	$(2.11)
Add back: Special items	—	1.65
Less: Income tax benefit related to special items	—	0.02
Less: Gain (loss) on investments, net	—	(0.06)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	0.01
Basic excluding special items and gain (loss) on investments	$(0.59)	$(0.43)

Diluted	$(0.59)	$(2.11)
Add back: Special items	—	1.65
Less: Income tax benefit related to special items	—	0.02
Less: Gain (loss) on investments, net	—	(0.06)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	0.01
Diluted excluding special items and gain (loss) on investments	$(0.59)	$(0.43)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2024 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the March 31, 2025 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, including the impact of our hedging position, such an increase would result in an increase to aircraft fuel expense of approximately $210 million. As of March 31, 2025, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.8 billion of our debt and finance lease obligations, with the remaining $1.7 billion having floating interest rates. As of March 31, 2025, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $18 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2025 than they were during 2024, our interest income from cash and investment balances would decrease by approximately $16 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2024 Form 10-K includes a discussion of our risk factors which are incorporated herein. There have been no other material changes from the risk factors associated with our business previously disclosed in our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) None.
(b) Not applicable.
(c) None.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the three months ended March 31, 2025, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1*
First Amendment to Term Loan Credit and Guaranty Agreement, dated February 28, 2025, by and among JetBlue Airways Corporation and JetBlue Loyalty, LP, as Borrowers, the Consenting Lenders party thereto, Citibank, N.A., as Replacement Lender and Barclays Bank PLC, as Administrative Agent.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 29, 2025	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)