Form 10-Q
period 2025-06-30
JETBLUE AIRWAYS CORP
filed 2025-07-29
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2025, there were 363,664,439 shares outstanding of the registrant’s common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, such as our JetForward initiatives and its Blue Sky component, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, and our expectations regarding the remaining impact of the wind down of our Northeast Alliance ("NEA") with American Airlines Group Inc. and the related impact on our business, financial condition and results of operations. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the risk associated with the execution of our strategic operating plans in the near-term and long-term; our extremely competitive industry; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs imposed on commercial aircraft and related parts imported from outside the United States; the outcome of legal proceedings with respect to the NEA and our wind-down of the NEA; risks associated with stockholder activism; risks associated with cybersecurity and privacy, including information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; possible failure to comply with financial and other debt covenants; financial risks associated with credit card processors; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; risks associated with our development and use of AI-powered solutions; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal budget constraints or federally imposed furloughs; impact of global climate change and legal, regulatory or market response to such change; increasing scrutiny of, and evolving expectations regarding, environmental and social matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,135	$1,921
Investment securities	929	1,689
Receivables, less allowance (2025 - $5; 2024 - $6)	359	348
Inventories, less allowance (2025 - $48; 2024 - $43)	174	158
Prepaid expenses and other	210	142
Total current assets	3,807	4,258
PROPERTY AND EQUIPMENT
Flight equipment	14,497	14,103
Pre-delivery deposits for flight equipment	253	315
Total flight equipment and pre-delivery deposits, gross	14,750	14,418
Less accumulated depreciation	4,383	4,243
Total flight equipment and pre-delivery deposits, net	10,367	10,175
Other property and equipment, gross	1,376	1,342
Less accumulated depreciation	890	861
Total other property and equipment, net	486	481
Total property and equipment, net	10,853	10,656
OPERATING LEASE ASSETS	916	550
OTHER ASSETS
Investment securities	298	336
Restricted cash and cash equivalents	235	227
Intangible assets, net of accumulated amortization (2025 - $614; 2024 - $580)	407	399
Other	387	415
Total other assets	1,327	1,377
TOTAL ASSETS	$16,903	$16,841

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$633	$619
Air traffic liability	1,682	1,572
Accrued salaries, wages and benefits	632	663
Other accrued liabilities	577	542
Current operating lease liabilities	84	93
Current maturities of long-term debt and finance lease obligations	711	392
Total current liabilities	4,319	3,881
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	7,740	8,147
LONG-TERM OPERATING LEASE LIABILITIES	880	510
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	544	633
Air traffic liability - non-current	657	653
Other	355	376
Total deferred taxes and other liabilities	1,556	1,662
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 525 and 513 shares issued and 364 and 353 shares outstanding at June 30, 2025 and December 31, 2024, respectively	5	5
Treasury stock, at cost; 162 and 160 shares at June 30, 2025 and December 31, 2024, respectively	(2,013)	(2,005)
Additional paid-in capital	3,372	3,320
Retained earnings	1,037	1,319
Accumulated other comprehensive income	7	2
Total stockholders' equity	2,408	2,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,903	$16,841

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES
Passenger	$2,179	$2,265	$4,149	$4,319
Other	177	163	347	318
Total operating revenues	2,356	2,428	4,496	4,637
OPERATING EXPENSES
Aircraft fuel	504	626	1,015	1,251
Salaries, wages and benefits	852	784	1,714	1,607
Landing fees and other rents	171	177	330	341
Depreciation and amortization	171	163	339	322
Aircraft rent	20	25	39	52
Sales and marketing	76	87	147	164
Maintenance, materials and repairs	198	150	389	283
Special items	24	1	24	563
Other operating expenses	334	358	667	717
Total operating expenses	2,350	2,371	4,664	5,300
OPERATING INCOME (LOSS)	6	57	(168)	(663)
OTHER INCOME (EXPENSE)
Interest expense	(147)	(63)	(295)	(115)
Interest income	33	18	71	37
Capitalized interest	3	4	6	8
Gain (loss) on investments, net	3	(2)	4	(23)
Other	8	17	17	20
Total other expense	(100)	(26)	(197)	(73)
INCOME (LOSS) BEFORE INCOME TAXES	(94)	31	(365)	(736)
Income tax benefit (expense)	20	(6)	83	45
NET INCOME (LOSS)	$(74)	$25	$(282)	$(691)

EARNINGS (LOSS) PER COMMON SHARE
Basic	$(0.21)	$0.07	$(0.79)	$(2.02)
Diluted	$(0.21)	$0.07	$(0.79)	$(2.02)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in millions)

	Three Months Ended June 30,
	2025	2024
NET INCOME (LOSS)	$(74)	$25
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 and $1 in 2025 and 2024, respectively.	—	—
Total other comprehensive income (loss)	—	—
COMPREHENSIVE INCOME (LOSS)	$(74)	$25

	Six Months Ended June 30,
	2025	2024
NET LOSS	$(282)	$(691)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 and $1 in 2025 and 2024, respectively.	5	3
Total other comprehensive income	5	3
COMPREHENSIVE LOSS	$(277)	$(688)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282)	$(691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(89)	(49)
Depreciation and amortization	339	322
Spirit special items, non-cash	—	450
Gain on sale-leaseback transactions and sale of flight equipment, net	(49)	—
Stock-based compensation	22	21
Changes in certain operating assets and liabilities	47	134
Other, net	11	3
Net cash provided by (used in) operating activities	(1)	190
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(473)	(854)
Pre-delivery deposits for flight equipment	(23)	(63)
Proceeds from the maturities of held-to-maturity investments	63	36
Purchase of available-for-sale securities	(350)	(1)
Proceeds from the sale of available-for-sale securities	1,091	242
Payment for Spirit Airlines acquisition	—	(22)
Proceeds from sale-leaseback transactions and sale of flight equipment	121	—
Other, net	—	(6)
Net cash provided by (used in) investing activities	429	(668)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	—	281
Proceeds from failed sale-leaseback transactions	—	470
Proceeds from issuance of common stock	30	31
Repayment of long-term debt and finance lease obligations	(228)	(166)
Acquisition of treasury stock	(8)	(5)
Other, net	—	(4)
Net cash provided by (used in) financing activities	(206)	607
INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	222	129
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,148	1,317
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$2,370	$1,446

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(246)	$(84)
Cash payments for income taxes, net	—	(4)

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$418	$32
Flight equipment acquired under finance leases	128	71

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents.

Cash and cash equivalents	$2,135	$1,312
Restricted cash and cash equivalents (2)	235	134
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,370	$1,446
(2) Restricted cash and restricted cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, funds held for workers compensation obligations and various letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2025	515	$5	161	$(2,010)	$3,332	$1,111	$7	$2,445
Net loss	—	—	—	—	—	(74)	—	(74)
Vesting of restricted stock units	2	—	1	(3)		—	—	(3)
Stock compensation expense	—	—	—	—	10	—	—	10
Stock issued under crewmember stock purchase plan	8	—	—	—	30	—	—	30
Balance at June 30, 2025	525	$5	162	$(2,013)	$3,372	$1,037	$7	$2,408

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at March 31, 2024	500	$5	160	$(2,002)	$3,233	$1,398	$(1)	$2,633
Net income	—	—	—	—	—	25	—	25
Vesting of restricted stock units	1	—	—	(2)	—	—	—	(2)
Stock compensation expense	—	—	—	—	9	—	—	9
Stock issued under crewmember stock purchase plan	6	—	—	—	32	—	—	32
Balance at June 30, 2024	507	$5	160	$(2,004)	$3,274	$1,423	$(1)	$2,697

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641
Net loss	—	—	—	—	—	(282)	—	(282)
Other comprehensive income	—	—	—	—	—	—	5	5
Vesting of restricted stock units	4	—	2	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	22	—	—	22
Stock issued under crewmember stock purchase plan	8	—	—	—	30	—	—	30
Balance at June 30, 2025	525	$5	162	$(2,013)	$3,372	$1,037	$7	$2,408

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(691)	—	(691)
Other comprehensive income	—	—	—	—	—	—	3	3
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	21	—	—	21
Stock issued under crewmember stock purchase plan	6	—	—	—	32	—	—	32
Balance at June 30, 2024	507	$5	160	$(2,004)	$3,274	$1,423	$(1)	$2,697

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
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Passenger revenue
Passenger travel	$1,998	$2,085	$3,792	$3,972
Loyalty revenue - air transportation	181	180	357	347
Other revenue
Loyalty revenue	128	114	249	221
Other revenue	49	49	98	97
Total operating revenue	$2,356	$2,428	$4,496	$4,637
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	June 30, 2025	December 31, 2024
Air traffic liability - passenger travel	$1,180	$1,073
Air traffic liability - loyalty program (air transportation)	1,131	1,125
Deferred revenue - passenger travel and loyalty program travel (1)	364	389
Deferred revenue - other (2)	28	27
Total	$2,703	$2,614

(1) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(2) Included within air traffic liability on our consolidated balance sheets.
During the six months ended June 30, 2025 and 2024, we recognized passenger revenue of $1.0 billion and $1.1 billion, respectively, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the six months ended June 30, 2025 and 2024 (in millions):

Balance at December 31, 2024	$1,125
TrueBlue® points redeemed passenger	(357)
TrueBlue® points redeemed other	(18)
TrueBlue® points earned and sold	381
Balance at June 30, 2025	$1,131

Balance at December 31, 2023	$1,072
TrueBlue® points redeemed passenger	(347)
TrueBlue® points redeemed other	(14)
TrueBlue® points earned and sold	361
Balance at June 30, 2024	$1,072
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the six months ended June 30, 2025, we made principal payments of $228 million on our outstanding debt and finance lease obligations.
At June 30, 2025, we had pledged aircraft, engines, other equipment, and facilities assets with a net book value of $7.4 billion as security under various financing arrangements. In addition, certain TrueBlue® program assets have been pledged as part of the financing of the TrueBlue® program described below.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At June 30, 2025, scheduled maturities of our long-term debt and finance lease obligations, net of debt issuance costs, for the next five years are as follows (in millions):

Year	Total
Remainder of 2025	$192
2026	700
2027	398
2028	502
2029	1,753
Thereafter	4,906
Total	$8,451
Long-term debt and finance lease obligations at June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	438	452
2019-1 Series A, due through 2028	137	141
2019-1 Series B, due through 2027	51	58
2020-1 Series A, due through 2032	448	469
2020-1 Series B, due through 2028	91	100
Fixed rate equipment notes, due through 2028	152	219
Floating rate equipment notes, due through 2036 (1)	706	742
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,163	2,221
TrueBlue® senior secured notes, due through 2031	1,989	1,988
TrueBlue® senior secured term loan facility, due through 2029 (1)	747	749
Finance leases	236	116
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	259
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	144
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	132
0.50% convertible senior notes, due through 2026	325	325
2.50% convertible senior notes, due through 2029	460	460
Total debt and finance lease obligations	$8,521	$8,618
Less: Debt issuance costs	(70)	(79)
Less: Current maturities	(711)	(392)
Long-term debt and finance lease obligations	$7,740	$8,147
(1) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The carrying amounts and estimated fair values of our long-term debt and finance lease obligations, net of debt issuance costs, at June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,451	$7,496	$8,539	$8,337
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
As of and for the periods ended June 30, 2025 and December 31, 2024, we did not have a balance outstanding or any borrowings under the facility.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended June 30, 2025 and December 31, 2024, we did not have a balance outstanding or any borrowings under this line of credit.
Note 4 - Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted method. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts for the three months ended June 30, 2025 were 79.5 million. There were no anti-dilutive common stock equivalents excluded from the computation of diluted earnings per share amounts for the three months ended June 30, 2024. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 80.4 million and 3.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The increase in anti-dilutive common stock equivalents is due to the 2.50% convertible senior notes due 2029, issued in August 2024.
The following table shows how we computed basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2025 and 2024 (dollars and share data in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(74)	$25	$(282)	$(691)

Weighted average basic shares	361.3	345.1	357.9	342.7
Effect of dilutive securities	—	3.8	—	—
Weighted average diluted shares	361.3	348.9	357.9	342.7

Earnings (loss) per common share
Basic	$(0.21)	$0.07	$(0.79)	$(2.02)
Diluted	$(0.21)	$0.07	$(0.79)	$(2.02)
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
Total 401(k) company match and non-elective crewmember contribution expense for the three months ended June 30, 2025 and 2024 was $74 million and $61 million, respectively, and for the six months ended June 30, 2025 and 2024 was $149 million and $127 million, respectively.
Note 6 - Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2025, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
Remainder of 2025 (1)	$496
2026 (1)	717
2027	359
2028	420
2029	324
Thereafter	3,775
Total	$6,091
(1) Includes obligations for two Airbus A321neo XLR variant aircraft which have been contracted to sell upon delivery of the aircraft. One aircraft is anticipated to deliver in the fourth quarter of 2025 and the second aircraft in the first quarter of 2026.
Our committed aircraft deliveries as of June 30, 2025 include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2025	12	1	13
2026	16	1	17
2027	7	—	7
2028	9	—	9
2029	7	—	7
Thereafter	1	44	45
Total (3)	52	46	98
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) Includes two Airbus A321neo XLR variant aircraft which have been contracted to sell upon delivery of the aircraft. Refer to the footnote in the flight commitments table above for additional information.
(3) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.
Embraer E190 Fleet Transition
In the second quarter of 2025, as part of the Company's fleet transition plan, the Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which include 25 airframes and 59 engines. We received $9 million in cash proceeds for the deposits for the aircraft sales. The aircraft are expected to be sold beginning in the third quarter of 2025 through the second quarter of 2026. In July 2025, prior to the filing date, we sold four airframes and six engines.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Held for Sale
As of June 30, 2025 and December 31, 2024, we had $57 million and $33 million, respectively classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. The amounts included in held for sale are primarily related to permanently parked Embraer E190 airframes and engines as well as other spare engines expected to sell within one year.
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
As of June 30, 2025, we had $235 million in restricted cash and cash equivalents. We held $71 million of restricted cash equivalents as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We also had $57 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that will finance, develop, and operate JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $42 million cash pledged primarily related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.
Labor Unions and Non-Unionized Crewmembers
As of June 30, 2025, 50% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 22% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
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
As previously disclosed, in July 2020, JetBlue and American Airlines Group Inc. ("American") entered into the NEA, which was designed to optimize our respective networks at JFK Airport, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport. On May 19, 2023, following an antitrust lawsuit brought by the U.S. Department of Justice and the Attorneys General of six states and the District of Columbia, the court permanently enjoined the NEA, and the final judgment took effect on August 18, 2023. The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs, such as a lawsuit filed by American on April 28, 2025 in the Business Court of Tarrant County, Texas, alleging breach of contract under a revenue-sharing agreement related to the NEA and seeking monetary damages American claims are owed for operations between April 1, 2022 to July 18, 2023. The Company disputes the allegations and intends to defend the matter vigorously. As of June 30, 2025, the Company is unable to determine the likelihood of loss or estimate a reasonably possible range of loss, if any, associated with this matter.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from NEA airports from July 16, 2020 through the time that the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Following denial of a motion to dismiss, discovery has commenced. The Company intends to vigorously defend against this lawsuit. As of June 30, 2025, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made. We continue to believe these lawsuits are without merit.

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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,758	$—	$—	$1,758
Restricted cash equivalents	71	—	—	71
Available-for-sale investment securities	—	878	7	885

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,921	$—	$—	$1,921
Restricted cash equivalents	89	—	—	89
Available-for-sale investment securities	—	1,609	12	1,621
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2025 and December 31, 2024.
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
We do not intend to sell these investment securities. The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$342	$341	$404	$400
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
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Available-for-sale investment securities
Time deposits	$600	$1,148
Commercial paper	278	461
Debt securities	7	12
Total available-for-sale investment securities	885	1,621
Held-to-maturity investment securities
Corporate bonds	342	404
Total held-to-maturity investment securities	342	404
Total investment in debt securities	$1,227	$2,025
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.
We recorded a gain of $5 million on our available-for-sale securities in gain (loss) on investments, net on our consolidated statement of operations during the three and six months ended June 30, 2025. We did not record any material gains or losses on our available-for-sale and held-to-maturity investment securities during the three and six months ended June 30, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024

Equity method investments (1)	$97	$77
JetBlue Ventures equity investments (2)	88	84
TWA Flight Center (3)	12	13
Total equity investments (4)	$197	$174
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees' financial results is included in other income on our consolidated statement of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three and six months ended June 30, 2025 and 2024.
(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three and six months ended June 30, 2025 and 2024.
(4) As of June 30, 2025 and December 31, 2024, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value.
The realized and unrealized gain (loss) on equity investments for the three and six months ended June 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
JBV Equity Investments
Realized loss recognized in gain (loss) on investments, net	$(3)	$(2)	$(3)	$(2)
Unrealized gain (loss) recognized in gain (loss) on investments, net (1)	1	—	2	(21)
(1) The six months ended June 30, 2024 net unrealized loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2025 and 2024 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income at March 31, 2025	$—	$7	$7
Reclassifications into earnings, net of taxes of $0	—	(5)	(5)
Change in fair value, net of taxes of $0	—	5	5
Balance of accumulated income, at June 30, 2025	$—	$7	$7

Balance of accumulated loss, at March 31, 2024	$—	$(1)	$(1)
Reclassifications into earnings, net of taxes of $1	2	—	2
Change in fair value, net of taxes of $0	(2)	—	(2)
Balance of accumulated loss, at June 30, 2024	$—	$(1)	$(1)

(1) Reclassified to aircraft fuel expense for the three months ended June 30, 2024. As of June 30, 2025 there were no outstanding fuel derivative contracts.
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2025 and 2024 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income, at December 31, 2024	$—	$2	$2
Reclassifications into earnings, net of taxes of $0	—	(5)	(5)
Change in fair value, net of taxes of $0	—	10	10
Balance of accumulated income, at June 30, 2025	$—	$7	$7

Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $1	4	—	4
Change in fair value, net of taxes of $0	(1)	—	(1)
Balance of accumulated loss, at June 30, 2024	$—	$(1)	$(1)
(1) Reclassified to aircraft fuel expense for the six months ended June 30, 2024. As of June 30, 2025 there were no outstanding fuel derivative contracts.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Special items
Voluntary opt-out costs (1)	$24	$1	$24	$16
Spirit-related costs (2)	—	—	—	532
Embraer E190 fleet transition costs (3)	—	—	—	15
Total special items	$24	$1	$24	$563
(1) Voluntary opt-out costs for 2025 relate to severance and benefit costs associated with the Company's pilot early retirement program. Voluntary opt-out costs for 2024 relate to severance and benefit costs associated with the Company's opt-out program for eligible crewmembers in operations and support center workgroups.
(2) As a result of the termination of the Merger Agreement in March 2024, we wrote off the Spirit prepayment and breakup fee. These costs also include Spirit-related consulting, professional, and legal fees.
(3) Embraer E190 fleet transition costs relate to the early termination of a flight-hour engine services agreement.
Note 11 - Operating Segments and Geographic Information
Operating Segments
JetBlue has one reportable operating segment, air transportation services. Air transportation services accounted for substantially all of the Company's operations in 2025 and 2024. We provide air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe, and manage the business activities on a consolidated basis.
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
Geographic Region Information
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of June 30, 2025, we served 34 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served seven destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
region in the table below. Operating revenues by geographic regions for the three and six months ended June 30, 2025 and 2024 are summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Domestic & Canada	$1,443	$1,504	$2,734	$2,879
Caribbean & Latin America	772	777	1,557	1,544
Atlantic	141	147	205	214
Total operating revenue	$2,356	$2,428	$4,496	$4,637

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
OVERVIEW
Second Quarter 2025 Results
In the second quarter of 2025, we had operating income of $6 million, compared to operating income of $57 million in the 2024 period. The decline in operating income is primarily due to softening demand resulting from lower consumer confidence because of an uncertain macro economic environment. The decline in revenue was partially mitigated by lower operating expenses, primarily aircraft fuel costs, compared to the prior year.
Our second quarter 2025 highlights include the following:
•Second quarter 2025 system available seat miles ("ASMs" or "capacity") decreased by 1.5% year-over-year.
•Operating revenue for the second quarter of 2025 was $2.4 billion, a 3.0% decrease year-over-year.
•Operating expense for the second quarter of 2025 was $2.4 billion, a 0.9% decrease year-over-year.
•Operating expense, excluding special items, for the second quarter of 2025 was $2.3 billion, a 1.9% (1) decrease year-over-year.
•Operating expense per available seat mile ("CASM") for the second quarter of 2025 increased by 0.6% year-over-year to 14.13 cents compared to the second quarter of 2024.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 6.0% to 10.86 cents in the second quarter of 2025 compared to the second quarter of 2024.

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
Reliable and Caring Service
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the three months ended June 30, 2025, our system-wide on-time performance was 77.3% compared to 74.8% for the same period in 2024. Our completion factor was 99.6% for the three months ended June 30, 2025 compared to 98.8% for the same period in 2024.
Best East Coast Leisure Network
We are focused on high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico. In 2024, we made a number of network changes, which are ramping up throughout 2025.
In the second quarter, we continued to make adjustments to our business in response to the evolving macro economic environment and further realigned our network to our strengths. We are ending our service to Miami this fall and are shifting to seasonal service in Seattle this winter.
We announced new seasonal Mint® service from both Newark and Orlando to Las Vegas starting this winter. This announcement marks the first time JetBlue will bring Mint® service to Orlando. We also launched new service from Boston to two transatlantic locations, Madrid, Spain and Edinburgh, Scotland, as well as began new service to San Pedro Sula, Honduras; Wilmington, North Carolina; Norfolk, Virginia; and Traverse City, Michigan.
Products and Perks Customers Value
During the quarter, we continued to make enhancements to our customer experience by increasing the value of our product offerings and customer experience.
In May 2025, we announced a collaboration with United Airlines, referred to as Blue Sky. This collaboration, once implemented, is structured to give customers of both airlines even more options to find flights that fit their plans as well as new opportunities to earn and use MileagePlus® miles and TrueBlue® points across both airlines. Once in place, Blue Sky is anticipated to provide members of each airline's loyalty program with similar benefits over time. It will also provide reciprocal revenue-based miles and points accrual and redemptions when members use and earn miles or points on the partner airline. In connection with the Blue Sky collaboration, DOT has concluded its regulatory review. JetBlue and United may now begin implementing the collaboration.
In June 2025, we announced the rebranding of JetBlue Travel Products to Paisly, LLC ("Paisly"). The rebranding marks a strategic milestone in JetBlue's broader JetForward strategy, as Paisly evolves from an internal travel platform into a full-service, tech-enabled managed travel services company. With a mission to deliver personalized, human-first experiences, Paisly is positioned to serve not only JetBlue customers but also those of other airlines, starting with a new collaboration with United Airlines, and is expected to support a growing range of partners across the broader travel landscape. The collaboration will contribute to our high-margin, high-growth Paisly business, which is JetBlue's independently-led white label platform, for the distribution of hotels, rental cars, cruises, travel insurance and packages under United's brand.
During the quarter, we also announced the expansion of our partnership with Japan Airlines, to include TrueBlue® point redemptions. This milestone marks the first time JetBlue's TrueBlue® members can redeem points for travel with an airline partner in East Asia.
We were also awarded the top airline for first and business class customer satisfaction in the J.D. Power 2025 North America Airlines Satisfaction Study. Additionally, our core product rose to second place for both economy and premium economy categories.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A Secure Financial Future
To secure our financial future and navigate near-term demand volatility, we are focused on maintaining a strong liquidity position and evaluating opportunities to reduce our controllable costs. We continue to make progress on the JetForward cost program by executing technology driven initiatives focused on AI and data science adoption to increase customer self service, disruption management, and fuel consumption reductions.
In May 2025, as part of efforts to return focus to our core business, SKY Leasing ("SKY"), a leading aviation investment manager, acquired certain assets of JetBlue Technology Ventures LLC ("JBV"), JetBlue's venture capital subsidiary. JetBlue continues to serve as a strategic partner to SKY and its portfolio companies. JetBlue retained ownership of its fund portfolio, disclosed in Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Report, and SKY has assumed management of the investments, subject to an agreed upon management fee. Certain other conditions exist in the agreement, but are not expected to have a material impact on the companies' operations or financial condition.
Liquidity
At June 30, 2025, we had $3.4 billion in liquidity, which included unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities. In addition, we had a $600 million Citibank undrawn line of credit.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A321neo and Airbus A220 fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of June 30, 2025, we had eight aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 300 days to complete a shop visit and return to a serviceable condition.
We expect to average fewer than 10 aircraft groundings in 2025 and believe this year represents the peak. We expect the number to reduce as we progress into 2026 and fully resolve by the end of 2027. We are currently working with Pratt & Whitney on a commercial resolution and any potential remediation steps remains uncertain.
Embraer E190 Fleet Transition
In the second quarter of 2025, as part of the Company's fleet transition plan, the Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which include 25 airframes and 59 engines. We received $9 million in cash proceeds for the deposits for the aircraft sales. The aircraft are expected to be sold beginning in the third quarter of 2025 through the second quarter of 2026. In July 2025, prior to the filing date, we sold four airframes and six engines.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 vs. 2024
Overview
We reported a net loss of $74 million, operating income of $6 million and an operating margin of 0.3% for the three months ended June 30, 2025. This compares to a net income of $25 million, an operating income of $57 million and an operating margin of 2.3% for the three months ended June 30, 2024. Our loss per share was $0.21 for the second quarter of 2025 compared to a earnings per share of $0.07 for the same period in 2024. Net loss increased $99 million year-over-year primarily due to lower revenue driven by softening demand and higher interest expense due to the financing of the TrueBlue® loyalty program in August 2024.
Our reported results for the three months ended June 30, 2025 and 2024 included the effects of special items and certain gains and losses on investments. Adjusting for these items, our adjusted net loss (1) was $58 million, adjusted operating income (1) was $30 million, adjusted operating margin (1) was 1.3%, and adjusted loss per share (1) was $0.16 for the three months ended June 30, 2025. This compares to an adjusted net income (1) of $26 million, adjusted operating income (1) of $58 million, adjusted operating margin (1) of 2.4%, and adjusted earnings per share (1) of $0.08 for the three months ended June 30, 2024.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.                    26

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2025	2024	$	%
Passenger revenue	$2,179	$2,265	$(86)	(3.8)%
Other revenue	177	163	14	8.1%
Total operating revenues	$2,356	$2,428	$(72)	(3.0)%

Average fare	$218.52	$218.27	$0.25	0.1%
Yield per passenger mile (cents)	15.99	15.96	0.03	0.2
Passenger revenue per ASM (cents)	13.10	13.41	(0.31)	(2.3)
Operating revenue per ASM (cents)	14.17	14.38	(0.21)	(1.5)
Average stage length (miles)	1,309	1,293	16	1.2
Revenue passengers (thousands)	9,973	10,375	(402)	(3.9)
Revenue passenger miles (millions)	13,627	14,192	(565)	(4.0)
Available seat miles (ASMs) (millions)	16,634	16,887	(253)	(1.5)
Load factor	81.9%	84.0%		(2.1)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More®. Passenger revenue decreased 3.8% for the three months ended June 30, 2025 compared to the same period in 2024. This was mainly driven by a 1.5% reduction in capacity and a 3.9% reduction in revenue passengers.
Other revenue increased $14 million, or 8.1%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions and advertising revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change			Cents per ASM
	2025	2024	$	%		2025	2024	% Change
Aircraft fuel	$504	$626	$(122)	(19.4)%		3.03	3.71	(18.2)%
Salaries, wages and benefits	852	784	68	8.5		5.12	4.64	10.2
Landing fees and other rents	171	177	(6)	(3.5)		1.03	1.05	(2.0)
Depreciation and amortization	171	163	8	4.6		1.03	0.97	6.2
Aircraft rent	20	25	(5)	(21.2)		0.12	0.15	(20.1)
Sales and marketing	76	87	(11)	(11.8)		0.46	0.51	(10.5)
Maintenance, materials and repairs	198	150	48	31.9		1.19	0.89	34.0
Special items	24	1	23	NM	(1)	0.14	—	NM
Other operating expenses	334	358	(24)	(6.6)		2.01	2.12	(5.2)
Total operating expenses	$2,350	$2,371	$(21)	(0.9)%		14.13	14.04	0.6%
(1) Not meaningful or greater than 100% change.
Aircraft Fuel
Aircraft fuel decreased by $122 million, or 19.4%, for the three months ended June 30, 2025 compared to the same period in 2024. The average fuel price decreased by 16.2% to $2.40 per gallon and fuel consumption decreased by 3.8%, or 8 million gallons.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $68 million, or 8.5%, for the three months ended June 30, 2025 compared to the same period in 2024, driven by a pilot union contract wage rate increase of 9% effective August 2024.
Aircraft Rent
Aircraft rent decreased by $5 million, or 21.2%, in the three months ended June 30, 2025 compared to the same period in 2024, as a result of fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. The Company purchased certain Airbus A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor as part of the Company's fleet transition plan.
Sales and Marketing
Sales and marketing decreased by $11 million, or 11.8%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to lower credit card fees as a result of the reduction in passenger revenue.
Maintenance, Materials and Repairs
Maintenance, materials and repairs increased by $48 million, or 31.9%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to the timing of Airbus A320 engine repairs. This increase is partially offset by an increase in engine shop visit credits received.
Special Items
For the three months ended June 30, 2025, special items included $24 million relating to voluntary opt-out costs, compared to $1 million for the same period in 2024.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operating Expenses
Other operating expenses decreased by $24 million, or 6.6%, in the three months ended June 30, 2025 compared to the same period in 2024, due to net gains of $27 million principally from three engine sale-leaseback transactions, the sale of seven V2500 engines, and the contracted sale of two Airbus A321neo XLR aircraft.

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2025	2024	$	%
Interest expense	$(147)	$(63)	$(84)	NM
Interest income	33	18	15	86.8%
Capitalized interest	3	4	(1)	(35.5)
Gain (loss) on investments, net	3	(2)	5	NM
Other	8	17	(9)	(53.6)
Total other expense	$(100)	$(26)	$(74)	NM
Interest Expense
Interest expense increased by $84 million, for the three months ended June 30, 2025 compared to the same period in 2024. This increase was primarily due to the financing of our TrueBlue® program, the issuance of new equipment notes, and incremental failed aircraft sale-leaseback transactions.
Interest Income
Interest income increased by $15 million, or 86.8%, for the three months ended June 30, 2025 compared to the same period in 2024. This increase was primarily driven by an increase in short term investments due to the proceeds received from the TrueBlue® Financings.
Other
Other income decreased by $9 million, or 53.6%, for the three months ended June 30, 2025 compared to the same period in 2024. This decrease was primarily due to lower income recorded related to our share of equity method investees' financial results compared to the prior year.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Six Months Ended June 30, 2025 vs. 2024
Overview
We reported a net loss of $282 million, an operating loss of $168 million and an operating margin of (3.7)% for the six months ended June 30, 2025. This compares to a net loss of $691 million, an operating loss of $663 million and an operating margin of (14.3)% for the six months ended June 30, 2024. Loss per share was $0.79 for the six months ended June 30, 2025 compared to a loss per share of $2.02 for the same period in 2024. Net loss decreased $409 million year-over-year primarily due to the March 2024 write off of Spirit-related costs for $532 million as a result of the termination of the Merger agreement. This decrease was partially offset by lower revenue from softening demand and higher interest expense due to the financing of the TrueBlue® loyalty program in August 2024.
Our reported results for the six months ended June 30, 2025 included the effects of special items and certain gains and losses on investments. Adjusting for these items, our adjusted net loss (1) was $267 million, adjusted operating loss (1) was $144 million, adjusted operating margin (1) was (3.2)%, and adjusted loss per share (1) was $0.75 for the six months ended June 30, 2025. This compares to an adjusted net loss (1) of $119 million, adjusted operating loss (1) of $100 million, adjusted operating margin (1) of (2.2)%, and adjusted loss per share (1) of $0.35 for the six months ended June 30, 2024.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2025	2024	$	%
Passenger revenue	$4,149	$4,319	$(170)	(4.0)%
Other revenue	347	318	29	9.5
Total operating revenues	$4,496	$4,637	$(141)	(3.0)%

Average fare	$215.66	$216.41	$(0.75)	(0.3)%
Yield per passenger mile (cents)	15.82	15.88	(0.06)	(0.4)
Passenger revenue per ASM (cents)	12.87	13.01	(0.14)	(1.1)
Operating revenue per ASM (cents)	13.95	13.97	(0.02)	(0.2)
Average stage length (miles)	1,303	1,286	17	1.3
Revenue passengers (thousands)	19,237	19,960	(723)	(3.6)
Revenue passenger miles (millions)	26,228	27,194	(966)	(3.6)
Available seat miles (ASMs) (millions)	32,242	33,200	(958)	(2.9)
Load factor	81.3%	81.9%		(0.6)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as Even More® Space. Passenger revenue decreased $170 million, or 4.0%, for the six months ended June 30, 2025 compared to the same period in 2024. This was mainly driven by a 2.9% reduction in capacity and a 3.6% reduction in revenue passengers.
Other revenue increased $29 million, or 9.5%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions and advertising revenue.
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
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.                    30

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2025	2024	$	%	2025	2024	% Change
Aircraft fuel	$1,015	$1,251	$(236)	(18.9)%	3.15	3.77	(16.5)%
Salaries, wages and benefits	1,714	1,607	107	6.7	5.32	4.84	9.8
Landing fees and other rents	330	341	(11)	(3.3)	1.02	1.03	(0.4)
Depreciation and amortization	339	322	17	5.4	1.05	0.97	8.5
Aircraft rent	39	52	(13)	(25.3)	0.12	0.16	(23.1)
Sales and marketing	147	164	(17)	(10.4)	0.45	0.49	(7.7)
Maintenance, materials and repairs	389	283	106	37.6	1.21	0.85	41.6
Special items	24	563	(539)	(95.8)	0.07	1.69	(95.7)
Other operating expenses	667	717	(50)	(6.9)	2.07	2.16	(4.2)
Total operating expenses	$4,664	$5,300	$(636)	(12.0)%	14.47	15.96	(9.4)%
Aircraft Fuel
Aircraft fuel decreased by $236 million, or 18.9%, for the six months ended June 30, 2025 compared to the same period in 2024. The average fuel price for the six months ended June 30, 2025 decreased by 14.9% to $2.48 per gallon and fuel consumption decreased by 4.7%, or 21 million gallons.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $107 million, or 6.7%, for the six months ended June 30, 2025 compared to the same period in 2024, driven by a pilot union contract wage rate increase of 9% effective August 2024.
Depreciation and Amortization
Depreciation and amortization increased by $17 million, or 5.4%, for the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily driven by the induction of new aircraft and engines.
Aircraft Rent
Aircraft rent decreased $13 million, or 25.3%, in the six months ended June 30, 2025 compared to the same period in 2024, as a result of fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. The Company purchased certain Airbus A320 aircraft off lease and certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor as part of the Company's fleet transition plan.
Sales and Marketing
Sales and marketing decreased by $17 million, or 10.4%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to lower credit card fees as a result of the reduction in passenger revenue.
Maintenance, Materials and Repairs
Maintenance, materials and repairs increased $106 million, or 37.6%, for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to the timing of Airbus A320 engine repairs. This increase is partially offset by an increase in engine shop visit credits received.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
For the six months ended June 30, 2025, special items included $24 million relating to voluntary opt-out costs.
For the six months ended June 30, 2024, special items included the following:
•$532 million million relating to Spirit-related costs;
•$16 million relating to voluntary opt-out costs; and
•$15 million relating to Embraer E190 fleet transition costs.
Other Operating Expenses
Other operating expenses decreased by $50 million, or 6.9%, in the six months ended June 30, 2025 compared to the same period in 2024, due to net gains of $49 million principally from five engine sale-leaseback transactions, the sale of seven V2500 engines, and the contracted sale of two Airbus A321neo XLR aircraft.

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2025	2024	$	%
Interest expense	$(295)	$(115)	$(180)	NM
Interest income	71	37	34	90.6%
Capitalized interest	6	8	(2)	(30.6)
Gain (loss) on investments, net	4	(23)	27	NM
Other	17	20	(3)	(14.3)
Total other expense	$(197)	$(73)	$(124)	NM
Interest Expense
Interest expense increased by $180 million, for the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily due to the financing of our TrueBlue® program, the issuance of new equipment notes, and incremental failed aircraft sale-leaseback transactions.
Interest Income
Interest income increased by $34 million, or 90.6%, for the six months ended June 30, 2025 compared to the same period in 2024. This increase was primarily driven by an increase in short term investments from the proceeds received from the TrueBlue® Financings.
Gain (loss) on investments, net
Gain (loss) on investments, net resulted in a $4 million gain for the six months ended June 30, 2025. This gain primarily relates to realized gains from maturities of available-for-sale securities. For the six months ended June 30, 2024, gain (loss) on investments resulted in a $23 million loss on certain equity securities. This loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2025	2024	%		2025	2024	%
Operational Statistics
Revenue passengers (thousands)	9,973	10,375	(3.9)		19,237	19,960	(3.6)
Revenue passenger miles (RPMs) (millions)	13,627	14,192	(4.0)		26,228	27,194	(3.6)
Available seat miles (ASMs) (millions)	16,634	16,887	(1.5)		32,242	33,200	(2.9)
Load factor	81.9%	84.0%	(2.1)	pts	81.3%	81.9%	(0.6)	pts
Aircraft utilization (hours per day) (2)	10.2	10.4	(1.9)		10.0	10.3	(2.9)

Average fare	$218.52	$218.27	0.1		$215.66	$216.41	(0.3)
Yield per passenger mile (cents)	15.99	15.96	0.2		15.82	15.88	(0.4)
Passenger revenue per ASM (cents)	13.10	13.41	(2.3)		12.87	13.01	(1.1)
Operating revenue per ASM (cents)	14.17	14.38	(1.5)		13.95	13.97	(0.2)
Operating expense per ASM (cents)	14.13	14.04	0.6		14.47	15.96	(9.4)
Operating expense per ASM, excluding fuel (1)	10.86	10.24	6.0		11.15	10.40	7.1

Departures	78,809	81,424	(3.2)		153,562	161,124	(4.7)
Average stage length (miles)	1,309	1,293	1.2		1,303	1,286	1.3
Average number of operating aircraft during period	286	285	0.4		287	285	0.7
Average fuel cost per gallon	$2.40	$2.87	(16.2)		$2.48	$2.92	(14.9)
Fuel gallons consumed (millions)	210	218	(3.8)		408	429	(4.7)
Fuel efficiency (ASMs per fuel gallon)	79	77	2.4		79	77	1.9
Average number of full-time equivalent crewmembers	18,956	20,097	(5.7)		19,050	20,160	(5.5)
(2) This table includes aircraft that have been temporarily removed from service, including eight aircraft impacted by the Pratt & Whitney engine groundings. All aircraft temporarily removed from service are expected to return to operation in the future.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.                    33

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
At June 30, 2025, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of $3.4 billion. We also have a $600 million Citibank undrawn line of credit. We believe this will be sufficient to satisfy our liquidity needs for at least the next 12 months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
Operating Activities
We use operating cash flows to provide working capital for current and future operations. Cash flows from operating activities were $(1) million and $190 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in operating cash flow is primarily due to operating losses and net change in working capital.
Investing Activities
During the six months ended June 30, 2025, flight equipment capital expenditures included $358 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $44 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $71 million. Investing activities for the current year also included $804 million in net proceeds from investment securities, $121 million of proceeds primarily from five sale-leaseback transactions and the sale of flight equipment, including seven V2500 engines. Investing activities also included $23 million in aircraft pre-delivery deposit payments.
During the six months ended June 30, 2024, flight equipment capital expenditures included $766 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $45 million in spare part purchases. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $43 million. Investing activities also included $277 million in net proceeds from investment securities, $63 million in aircraft pre-delivery deposit payments, and $22 million in Spirit shareholder payments.
Financing Activities
Financing activities for the six months ended June 30, 2025 primarily consisted of $228 million in payments on our outstanding debt and finance lease obligations and issuance of common stock of $30 million related to our crewmember stock purchase plan.
Financing activities for the six months ended June 30, 2024 primarily consisted of proceeds from failed sale-leaseback transactions of $470 million, issuance of $281 million in equipment notes to finance certain aircraft and issuance of common

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
stock of $31 million related to our crewmember stock purchase plan. These proceeds were partially offset by $166 million in payments on our outstanding debt and finance lease obligations.
Working Capital
We had a working capital deficit of $512 million at June 30, 2025 and working capital of $377 million at December 31, 2024, respectively. Our working capital decreased by $889 million due to several factors, including fewer investment securities, higher current air traffic liability, and an increase in current maturities of long-term debt. The higher current air traffic liability is due to seasonal fluctuations and the increase in current maturities of long-term debt is due to the Company's 0.5% convertible senior notes, with a principal amount of $325 million, becoming current in the second quarter of 2025.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Debt and finance lease obligations (1)	$473	$1,255	$934	$1,011	$2,215	$5,816	$11,704
Operating lease obligations (2)	76	137	127	109	93	1,024	1,566
Flight equipment purchase obligations (3)	496	717	359	420	324	3,775	6,091
Other obligations (4)	297	405	403	435	297	11	1,848
Total	$1,342	$2,514	$1,823	$1,975	$2,929	$10,626	$21,209
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after June 30, 2025 except as otherwise noted.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on June 30, 2025 rates.
(2) Primarily relates to JFK Terminal 5, aircraft and spare engines, and our corporate office in Long Island City.
(3) Includes obligations for two Airbus A321neo XLR variant aircraft that have been contracted to sell upon delivery of the aircraft. One aircraft is anticipated to deliver in the fourth quarter of 2025 and the second aircraft in the first quarter of 2026.
(4) Amounts primarily include non-cancelable commitments for flight equipment maintenance, infrastructure and information technology.
As of June 30, 2025, we were in compliance with the material covenants of our debt and lease agreements.
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
We have $57 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 64% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft
As of June 30, 2025, our operating fleet consisted of (1):

Aircraft Type	Aircraft Count
Airbus A220	48
Airbus A320 (2)	10
Airbus A320 Restyled	119
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint® (3)	10
Airbus A321neoLR with Mint®	11
Embraer E190 (4)	9
Total	286
(1) This table includes aircraft that have been temporarily removed from service, including eight aircraft impacted by the Pratt & Whitney engine groundings. All aircraft temporarily removed from service are expected to return to operation in the future.
(2) Excludes one Airbus A320 permanently parked owned aircraft.
(3) Excludes two Airbus A321neo aircraft with Mint® not yet entered into service.
(4) Total managed fleet of Embraer E190 aircraft as of June 30, 2025 was 32 aircraft, of which 25 are owned and seven are leased. Of the nine operating aircraft in the table above, six are owned and three are leased. This table excludes 23 permanently parked aircraft, of which 19 are owned and four are awaiting lease return. In the second quarter of 2025, as part of the Company's fleet transition plan, the Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which include 25 airframes and 59 engines. These aircraft are expected to be sold beginning in the third quarter of 2025 through the second quarter of 2026. In July 2025, prior to the filing date, we sold four airframes and six engines.
Of our operating fleet, 266 are owned by us, 19 are leased under operating leases, and one is leased under finance leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes, also referred to as failed sale-leasebacks. As of June 30, 2025, the average age of our operating fleet was 12 years.
Flight Equipment Deliveries
Our committed aircraft deliveries include the following aircraft (1):

Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2025	12	1	13
2026	16	1	17
2027	7	—	7
2028	9	—	9
2029	7	—	7
Thereafter	1	44	45
Total (3)	52	46	98
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) Includes two Airbus A321neo XLR variant aircraft which have been contracted to sell upon delivery of the aircraft. One aircraft is anticipated to deliver in the fourth quarter of 2025 and the second aircraft in the first quarter of 2026.
(3) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.

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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
REGULATION G RECONCILIATION OF NON-GAAP FINANCIAL MEASURES
We report our financial results in accordance with GAAP; however, we present certain non-GAAP financial measures in this Report. Non-GAAP financial measures are financial measures that are derived from the condensed consolidated financial statements, but that are not presented in accordance with GAAP. We present these non-GAAP financial measures because we believe they provide useful supplemental information that enables a meaningful comparison of our results to others in the airline industry and our prior year results. Investors should consider these non-GAAP financial measures in addition to, and not as a substitute for, our financial performance measures prepared in accordance with GAAP. Further, our non-GAAP information may be different from the non-GAAP information provided by other companies. The information below provides an explanation of each non-GAAP financial measure used in this Report and shows a reconciliation of certain non-GAAP financial measures to its most directly comparable GAAP financial measure.
Operating Expenses, excluding Fuel, Other Non-Airline Operating Expenses, and Special Items ("Operating Expenses ex-fuel") and Operating Expense ex-fuel per Available Seat Mile ("CASM ex-fuel")
Operating Expense per Available Seat Mile ("CASM") is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel, operating expenses related to other non-airline businesses, such as Paisly (f/k/a JetBlue Travel Products) and JetBlue Technology Ventures (JBV), and special items from total operating expenses to determine Operating Expenses ex-fuel, which is a non-GAAP financial measure, and we exclude the same items from CASM to determine CASM ex-fuel, which is also a non-GAAP financial measure. We believe the impact of these special items distorts our overall trends and that our metrics are more comparable with the presentation of our results excluding such impact.
For each of the three and six months ended June 30, 2025, special items included voluntary opt-out costs.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Three Months Ended June 30,
	$				Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2025	2024	Percent Change		2025	2024	Percent Change
Total operating expenses	$2,350	$2,371	(0.9)		14.13	14.04	0.6
Less:
Aircraft fuel	504	626	(19.4)		3.03	3.71	(18.2)
Other non-airline expenses	16	15	4.1		0.10	0.09	5.7
Special items	24	1	NM	(1)	0.14	—	NM
Operating expenses, excluding fuel	$1,806	$1,729	4.4		10.86	10.24	6.0
(1) Not meaningful or greater than 100% change.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Six Months Ended June 30,
	$			Cents per ASM
($ in millions; per ASM data in cents; percent changes based on unrounded numbers)	2025	2024	Percent Change	2025	2024	Percent Change
Total operating expenses	$4,664	$5,300	(12.0)	14.47	15.96	(9.4)
Less:
Aircraft fuel	1,015	1,251	(18.9)	3.15	3.77	(16.5)
Other non-airline expenses	32	32	1.1	0.10	0.10	4.1
Special items	24	563	(95.8)	0.07	1.69	(95.7)
Operating expenses, excluding fuel	$3,593	$3,454	4.0	11.15	10.40	7.1

Operating Expense, Operating Income (Loss), Operating Margin, Pre-tax Income (Loss), Pre-tax Margin, Net Income (Loss) and Earnings (Loss) per Share, excluding Special Items, and Gain (Loss) on Investments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For each of the three and six months ended June 30, 2025, special items included voluntary opt-out costs.
For the three months ended June 30, 2024, special items included voluntary opt-out costs. For the six months ended June 30, 2024, special items included Spirit-related costs, voluntary opt-out costs, and Embraer E190 fleet transition costs.
Certain gains and losses on our investments, net were also excluded from our June 30, 2025 and 2024 non-GAAP results.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), OPERATING MARGIN, PRE-TAX INCOME (LOSS), PRE-TAX MARGIN, NET INCOME (LOSS), EARNINGS (LOSS) PER SHARE, EXCLUDING SPECIAL ITEMS, AND GAIN (LOSS) ON INVESTMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except percentages)	2025	2024	2025	2024
Total operating revenues	$2,356	$2,428	$4,496	$4,637

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,350	$2,371	$4,664	$5,300
Less: Special items	24	1	24	563
Total operating expenses excluding special items	$2,326	$2,370	$4,640	$4,737
Percent change	(1.9)%		(2.0)%

RECONCILIATION OF OPERATING INCOME (LOSS)
Operating income (loss)	$6	$57	$(168)	$(663)
Add back: Special items	24	1	24	563
Operating income (loss) excluding special items	$30	$58	$(144)	$(100)

RECONCILIATION OF OPERATING MARGIN
Operating margin	0.3%	2.3%	(3.7)%	(14.3)%

Operating income (loss) excluding special items	$30	$58	$(144)	$(100)
Total operating revenues	2,356	2,428	4,496	4,637
Adjusted operating margin	1.3%	2.4%	(3.2)%	(2.2)%

RECONCILIATION OF PRE-TAX INCOME (LOSS)
Income (loss) before income taxes	$(94)	$31	$(365)	$(736)
Add back: Special items	24	1	24	563
Less: Gain (loss) on investments, net	3	(2)	4	(23)
Income (loss) before income taxes excluding special items and gain (loss) on investments	$(73)	$34	$(345)	$(150)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(4.0)%	1.3%	(8.1)%	(15.9)%

Income (loss) before income taxes excluding special items	$(73)	$34	$(345)	$(150)
Total operating revenues	2,356	2,428	4,496	4,637
Adjusted pre-tax margin	(3.1)%	1.4%	(7.7)%	(3.2)%

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), OPERATING MARGIN, PRE-TAX INCOME (LOSS), PRE-TAX MARGIN, NET INCOME (LOSS), EARNINGS (LOSS) PER SHARE, EXCLUDING SPECIAL ITEMS, AND GAIN (LOSS) ON INVESTMENTS
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except percentages)	2025	2024	2025	2024
RECONCILIATION OF NET INCOME (LOSS)
Net income (loss)	$(74)	$25	$(282)	$(691)
Add back: Special items	24	1	24	563
Less: Income tax benefit related to special items	6	1	6	8
Less: Gain (loss) on investments, net	3	(2)	4	(23)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	(1)	1	(1)	6
Net income (loss) excluding special items and gain (loss) on investments	$(58)	$26	$(267)	$(119)

CALCULATION OF EARNINGS (LOSS) PER SHARE
Earnings (loss) per common share
Basic	$(0.21)	$0.07	$(0.79)	$(2.02)
Add back: Special items	0.07	—	0.07	1.64
Less: Income tax benefit related to special items	0.02	—	0.02	0.02
Less: Gain (loss) on investments, net	—	(0.01)	0.01	(0.07)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	—	—	0.02
Basic excluding special items and gain (loss) on investments	$(0.16)	$0.08	$(0.75)	$(0.35)

Diluted	$(0.21)	$0.07	$(0.79)	$(2.02)
Add back: Special items	0.07	—	0.07	1.64
Less: Income tax benefit related to special items	0.02	—	0.02	0.02
Less: Gain (loss) on investments, net	—	(0.01)	0.01	(0.07)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	—	—	0.02
Diluted excluding special items and gain (loss) on investments	$(0.16)	$0.08	$(0.75)	$(0.35)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2024 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the June 30, 2025 cost per gallon of fuel. Based on projected fuel consumption for the next 12 months, an increase would result in an increase to aircraft fuel expense of approximately $189 million. As of June 30, 2025, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.8 billion of our debt and finance lease obligations, with the remaining $1.7 billion having floating interest rates. As of June 30, 2025, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $17 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(c) Insider trading arrangements.
During the three months ended June 30, 2025, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1*+	Form of Performance Stock Unit Award Agreement (2020 Omnibus Equity Incentive Plan)
21.1+	List of Subsidiaries
31.1+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32++	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
+	Filed herewith.
++	Furnished herewith.
*	Compensatory plans in which the directors and executive officers of JetBlue participate.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 29, 2025	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)