Form 10-Q
period 2025-09-30
JETBLUE AIRWAYS CORP
filed 2025-10-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2025, there were 363,710,720 shares outstanding of the registrant’s common stock, par value $0.01.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,410	$1,921
Investment securities	211	1,689
Receivables, less allowance (2025 - $6; 2024 - $6)	348	348
Inventories, less allowance (2025 - $50; 2024 - $43)	183	158
Prepaid expenses and other	263	142
Total current assets	3,415	4,258
PROPERTY AND EQUIPMENT
Flight equipment	14,559	14,103
Pre-delivery deposits for flight equipment	229	315
Total flight equipment and pre-delivery deposits, gross	14,788	14,418
Less accumulated depreciation	4,310	4,243
Total flight equipment and pre-delivery deposits, net	10,478	10,175
Other property and equipment, gross	1,364	1,342
Less accumulated depreciation	872	861
Total other property and equipment, net	492	481
Total property and equipment, net	10,970	10,656
OPERATING LEASE ASSETS	900	550
OTHER ASSETS
Investment securities	272	336
Restricted cash and cash equivalents	239	227
Intangible assets, net of accumulated amortization (2025 - $627; 2024 - $580)	413	399
Other	392	415
Total other assets	1,316	1,377
TOTAL ASSETS	$16,601	$16,841

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$589	$619
Air traffic liability	1,652	1,572
Accrued salaries, wages and benefits	663	663
Other accrued liabilities	499	542
Current operating lease liabilities	80	93
Current maturities of long-term debt and finance lease obligations	703	392
Total current liabilities	4,186	3,881
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	7,772	8,147
LONG-TERM OPERATING LEASE LIABILITIES	868	510
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	486	633
Air traffic liability - non-current	679	653
Other	340	376
Total deferred taxes and other liabilities	1,505	1,662
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 525 and 513 shares issued and 364 and 353 shares outstanding at September 30, 2025 and December 31, 2024, respectively	5	5
Treasury stock, at cost; 162 and 160 shares at September 30, 2025 and December 31, 2024, respectively	(2,013)	(2,005)
Additional paid-in capital	3,382	3,320
Retained earnings	894	1,319
Accumulated other comprehensive income	2	2
Total stockholders' equity	2,270	2,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,601	$16,841

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
OPERATING REVENUES
Passenger	$2,135	$2,198	$6,284	$6,518
Other	187	167	534	484
Total operating revenues	2,322	2,365	6,818	7,002
OPERATING EXPENSES
Aircraft fuel	539	584	1,554	1,835
Salaries, wages and benefits	865	827	2,579	2,434
Landing fees and other rents	179	176	509	518
Depreciation and amortization	173	165	512	487
Aircraft rent	21	21	60	73
Sales and marketing	78	81	225	245
Maintenance, materials and repairs	210	160	598	442
Special items	5	27	29	590
Other operating expenses	352	362	1,020	1,078
Total operating expenses	2,422	2,403	7,086	7,702
OPERATING LOSS	(100)	(38)	(268)	(700)
OTHER INCOME (EXPENSE)
Interest expense	(146)	(100)	(441)	(215)
Interest income	30	30	101	66
Capitalized interest	2	3	8	12
Gain (loss) on investments, net	8	(2)	12	(25)
Gain on debt extinguishments	—	22	—	22
Other	10	7	27	26
Total other expense	(96)	(40)	(293)	(114)
LOSS BEFORE INCOME TAXES	(196)	(78)	(561)	(814)
Income tax benefit	53	18	136	63
NET LOSS	$(143)	$(60)	$(425)	$(751)

LOSS PER COMMON SHARE
Basic	$(0.39)	$(0.17)	$(1.18)	$(2.18)
Diluted	$(0.39)	$(0.17)	$(1.18)	$(2.18)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended September 30,
	2025	2024
NET LOSS	$(143)	$(60)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 and $(1) in 2025 and 2024, respectively.	(5)	(2)
Total other comprehensive loss	(5)	(2)
COMPREHENSIVE LOSS	$(148)	$(62)

	Nine Months Ended September 30,
	2025	2024
NET LOSS	$(425)	$(751)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 in each 2025 and 2024.	—	1
Total other comprehensive income	—	1
COMPREHENSIVE LOSS	$(425)	$(750)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(425)	$(751)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(147)	(69)
Depreciation and amortization	512	487
Spirit special items, non-cash	—	450
Gain on debt extinguishments	—	(22)
Gain on flight equipment transactions, net	(74)	—
Stock-based compensation	32	30
Changes in certain operating assets and liabilities	(29)	49
Other, net	(12)	(13)
Net cash (used in) provided by operating activities	(143)	161
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(742)	(1,127)
Pre-delivery deposits for flight equipment	(35)	(75)
Purchase of held-to-maturity investments	—	(499)
Proceeds from the maturities of held-to-maturity investments	74	559
Purchase of available-for-sale securities	(420)	(1,311)
Proceeds from the sale of available-for-sale securities	1,895	309
Payment for Spirit Airlines acquisition	—	(22)
Proceeds from sale-leaseback transactions and sale of flight equipment	190	8
Other, net	(1)	(7)
Net cash provided by (used in) investing activities	961	(2,165)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	—	3,486
Proceeds from failed sale-leaseback transactions	—	607
Proceeds from issuance of common stock	30	31
Repayment of long-term debt and finance lease obligations	(339)	(631)
Acquisition of treasury stock	(8)	(5)
Net cash (used in) provided by financing activities	(317)	3,488
INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	501	1,484
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,148	1,317
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$2,649	$2,801

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(306)	$(85)
Cash payments for income taxes, net	(2)	(6)

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$426	$40
Flight equipment acquired under finance leases	259	71

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents.

Cash and cash equivalents	$2,410	$2,594
Restricted cash and cash equivalents (2)	239	207
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,649	$2,801
(2) Restricted cash and restricted cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, funds held for workers compensation obligations and various letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2025	525	$5	162	$(2,013)	$3,372	$1,037	$7	$2,408
Net loss	—	—	—	—	—	(143)	—	(143)
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	10	—	—	10
Balance at September 30, 2025	525	$5	162	$(2,013)	$3,382	$894	$2	$2,270

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2024	507	$5	160	$(2,004)	$3,274	$1,423	$(1)	$2,697
Net loss	—	—	—	—	—	(60)	—	(60)
Other comprehensive loss	—	—	—	—	—	—	(2)	(2)
Stock compensation expense	—	—	—	—	9	—	—	9
Balance at September 30, 2024	507	$5	160	$(2,004)	$3,283	$1,363	$(3)	$2,644

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641
Net loss	—	—	—	—	—	(425)	—	(425)
Vesting of restricted stock units	4	—	2	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	32	—	—	32
Stock issued under crewmember stock purchase plan	8	—	—	—	30	—	—	30
Balance at September 30, 2025	525	$5	162	$(2,013)	$3,382	$894	$2	$2,270

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(751)	—	(751)
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	30	—	—	30
Stock issued under crewmember stock purchase plan	6	—	—	—	32	—	—	32
Balance at September 30, 2024	507	$5	160	$(2,004)	$3,283	$1,363	$(3)	$2,644

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
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Passenger revenue
Passenger travel	$1,993	$2,069	$5,786	$6,042
Loyalty revenue - air transportation	142	129	498	476
Other revenue
Loyalty revenue	133	116	382	336
Other revenue	54	51	152	148
Total operating revenue	$2,322	$2,365	$6,818	$7,002
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2025	December 31, 2024
Air traffic liability - passenger travel	$1,129	$1,073
Air traffic liability - loyalty program (air transportation)	1,180	1,125
Deferred revenue - passenger travel and loyalty program travel (1)	345	389
Deferred revenue - other (2)	22	27
Total	$2,676	$2,614

(1) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(2) Included within air traffic liability on our consolidated balance sheets.
During the nine months ended September 30, 2025 and 2024, we recognized passenger revenue of $1.1 billion each, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the nine months ended September 30, 2025 and 2024 (in millions):

Balance at December 31, 2024	$1,125
TrueBlue® points redeemed passenger	(498)
TrueBlue® points redeemed other	(29)
TrueBlue® points earned and sold	582
Balance at September 30, 2025	$1,180

Balance at December 31, 2023	$1,072
TrueBlue® points redeemed passenger	(476)
TrueBlue® points redeemed other	(18)
TrueBlue® points earned and sold	523
Balance at September 30, 2024	$1,101
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings and Finance Lease Obligations
During the nine months ended September 30, 2025, we made principal payments of $339 million on our outstanding debt and finance lease obligations.
At September 30, 2025, we had pledged aircraft, engines, other equipment, and facilities assets with a net book value of $7.3 billion as security under various financing arrangements. In addition, certain TrueBlue® program assets have been pledged as part of the financing of the TrueBlue® program described below.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At September 30, 2025, scheduled maturities of our long-term debt and finance lease obligations, net of debt issuance costs, for the next five years were as follows (in millions):

Year	Total
Remainder of 2025	$116
2026	707
2027	405
2028	509
2029	1,760
Thereafter	4,978
Total	$8,475
Long-term debt and finance lease obligations at September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	438	452
2019-1 Series A, due through 2028	137	141
2019-1 Series B, due through 2027	51	58
2020-1 Series A, due through 2032	448	469
2020-1 Series B, due through 2028	91	100
Fixed rate equipment notes, due through 2028	138	219
Floating rate equipment notes, due through 2036 (1)	690	742
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,133	2,221
TrueBlue® senior secured notes, due through 2031	1,989	1,988
TrueBlue® senior secured term loan facility, due through 2029 (1)	746	749
Finance leases	317	116
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	259
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	144
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	132
0.50% convertible senior notes, due through 2026	325	325
2.50% convertible senior notes, due through 2029	460	460
Total debt and finance lease obligations	$8,541	$8,618
Less: Debt issuance costs	(66)	(79)
Less: Current maturities	(703)	(392)
Long-term debt and finance lease obligations	$7,772	$8,147
(1) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The carrying amounts and estimated fair values of our long-term debt and finance lease obligations, net of debt issuance costs, at September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,475	$7,856	$8,539	$8,337
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
On October 27, 2025, we entered into an agreement with Citibank, the Administrative Agent of our $600 million revolving credit facility, to hold in escrow the funds required to meet the specified minimum outstanding principal amount. The escrow account is to be funded with the aforementioned amount prior to December 31, 2025, satisfying the requirement under the Credit and Guaranty Agreement of the revolving credit facility, to maintain the facility expiration date of October 21, 2029.
As of and for the periods ended September 30, 2025 and December 31, 2024, we did not have a balance outstanding or any borrowings under the facility.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended September 30, 2025 and December 31, 2024, we did not have a balance outstanding or any borrowings under this line of credit.
Note 4 - Loss Per Share
Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Diluted income per share is calculated similarly but includes potential dilution from restricted stock units, the crewmember stock purchase plan, convertible notes, warrants issued under various federal payroll support programs, and any other potentially dilutive instruments using the treasury stock and if-converted method.
Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 5.6 million and 4.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 7.6 million and 3.9 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The following table shows how we computed basic and diluted loss per common share for the three and nine months ended September 30, 2025 and 2024 (dollars and share data in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(143)	$(60)	$(425)	$(751)

Weighted average basic shares	363.7	346.9	359.7	344.0
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	363.7	346.9	359.7	344.0

Loss per common share
Basic	$(0.39)	$(0.17)	$(1.18)	$(2.18)
Diluted	$(0.39)	$(0.17)	$(1.18)	$(2.18)
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
Total 401(k) company match and non-elective crewmember contribution expense for the three months ended September 30, 2025 and 2024 was $75 million and $68 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $224 million and $195 million, respectively.
Note 6 - Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2025, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
Remainder of 2025 (1)	$285
2026 (1)	718
2027	355
2028	420
2029	325
Thereafter	3,773
Total	$5,876
(1) Includes obligations for two Airbus A321neo XLR variant aircraft which have been contracted to sell following delivery of the aircraft. One aircraft is anticipated to deliver in the fourth quarter of 2025 and the second aircraft in the first quarter of 2026.
Our committed aircraft deliveries as of September 30, 2025 include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2025	6	1	7
2026	16	1	17
2027	7	—	7
2028	9	—	9
2029	7	—	7
Thereafter	1	44	45
Total (3)	46	46	92
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) Includes two Airbus A321neo XLR variant aircraft which have been contracted to sell following delivery of the aircraft. Refer to the footnote in the Flight Equipment Commitments table above for additional information.
(3) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Embraer E190 Fleet Transition
In September 2025, we retired our remaining Embraer E190 aircraft - marking nearly two decades of service and completing our transition to a more cost efficient and customer focused all-Airbus fleet. As of September 30, 2025, we had 18 permanently parked Embraer E190 aircraft, of which 13 are owned and five are awaiting lease return.
In June 2025, as part of the Company's fleet transition plan, the Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which included 25 airframes and 59 engines. These aircraft sales began in July 2025 and are expected to continue through the second quarter of 2026. In the third quarter of 2025, we sold 12 Embraer E190 airframes and 20 engines and recorded a net gain of $24 million, which is included in other operating expenses on our consolidated statement of operations.
Held for Sale
As of September 30, 2025 and December 31, 2024, we had $125 million and $33 million, respectively, classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. The amounts included in held for sale are primarily related to 13 permanently parked Embraer E190 airframes, engines, and related spare parts as well as 20 IAE V2500 spare engines expected to sell within one year.
Refer to Note 7 for information on an impairment recorded in the third quarter of 2025 related to assets reclassified as held for sale.
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
As of September 30, 2025, we had $239 million in restricted cash and cash equivalents. We held $72 million of restricted cash equivalents as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We also had $57 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that will finance, develop, and operate JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $45 million cash pledged primarily related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.
Labor Unions and Non-Unionized Crewmembers
As of September 30, 2025, 50% of our full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 23% of our full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
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
As previously disclosed, in July 2020, JetBlue and American Airlines Group Inc. ("American") entered into the NEA, which was designed to optimize our respective networks at JFK Airport, LaGuardia Airport, Newark Liberty International Airport, and Boston Logan International Airport. On May 19, 2023, following an antitrust lawsuit brought by the U.S. Department of Justice and the Attorneys General of six states and the District of Columbia, the court permanently enjoined the NEA, and the final judgment took effect on August 18, 2023. The wind down of the NEA is substantially complete, but remaining impacts could require us to incur additional costs, such as a lawsuit filed by American on April 28, 2025 in the Business Court of Tarrant County, Texas, alleging breach of contract under a revenue-sharing agreement related to the NEA and seeking monetary damages American claims are owed for operations between April 1, 2022 to July 18, 2023. The Company disputes the allegations and intends to defend the matter vigorously. As of September 30, 2025, the Company is unable to determine the likelihood of loss or estimate a reasonably possible range of loss, if any, associated with this matter.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, respectively, alleging that the NEA violates Sections 1 and 2 of the Sherman Act. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, depending on the specific case, other airlines on flights to or from NEA airports from July 16, 2020 through the time that the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Following denial of a motion to dismiss, discovery has commenced. The Company intends to vigorously defend against this lawsuit. As of September 30, 2025, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made. We continue to believe these lawsuits are without merit.

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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,005	$—	$—	$2,005
Restricted cash equivalents	72	—	—	72
Available-for-sale investment securities	—	145	7	152

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,921	$—	$—	$1,921
Restricted cash equivalents	89	—	—	89
Available-for-sale investment securities	—	1,609	12	1,621
Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2025 and December 31, 2024.
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
We do not intend to sell these investment securities. The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$331	$332	$404	$400
Long-Lived Assets Impairment Analysis
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
For the three and nine months ended September 30, 2025, we recorded a $9 million impairment loss related to a write-down of 20 IAE V2500 spare engines and one Embraer E190 spare engine classified as held for sale. The impairment loss was recorded within other operating expenses on our consolidated statement of operations. We did not record any impairment losses for the three and nine months ended September 30, 2024.
Refer to Note 6 for additional information on our held for sale classification.
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
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Available-for-sale investment securities
Time deposits	$70	$1,148
Commercial paper	75	461
Debt securities	7	12
Total available-for-sale investment securities	152	1,621
Held-to-maturity investment securities
Corporate bonds	331	404
Total held-to-maturity investment securities	331	404
Total investment in debt securities	$483	$2,025
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 7 for an explanation of the fair value hierarchy structure.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We recorded a gain of $7 million and $12 million on our available-for-sale securities in gain (loss) on investments, net on our consolidated statement of operations during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recorded a net gain of $1 million on our available-for-sale securities. We did not record any material gains or losses on our held-to-maturity investment securities during the three and nine months ended September 30, 2025 and 2024.
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024

Equity method investments (1)	$109	$77
JetBlue Ventures equity investments (2)	88	84
TWA Flight Center (3)	12	13
Total equity investments (4)	$209	$174
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees' financial results is included in other income on our consolidated statement of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three and nine months ended September 30, 2025 and 2024.
(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three and nine months ended September 30, 2025 and 2024.
(4) As of September 30, 2025 and December 31, 2024, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value.
The realized and unrealized gain (loss) on equity investments for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
JBV Equity Investments
Realized loss recognized in gain (loss) on investments, net	$(1)	$(3)	$(4)	$(5)
Unrealized gain (loss) recognized in gain (loss) on investments, net (1)	1	—	2	(21)
(1) The net unrealized loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2025 and 2024 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income at June 30, 2025	$—	$7	$7
Reclassifications into earnings, net of taxes of $(3)	—	(5)	(5)
Change in fair value, net of taxes of $3	—	—	—
Balance of accumulated income, at September 30, 2025	$—	$2	$2

Balance of accumulated loss, at June 30, 2024	$—	$(1)	$(1)
Reclassifications into earnings, net of taxes of $0	2	—	2
Change in fair value, net of taxes of $(1)	(4)	—	(4)
Balance of accumulated loss, at September 30, 2024	$(2)	$(1)	$(3)

(1) Reclassified to aircraft fuel expense for the three months ended September 30, 2024. As of September 30, 2025, there were no outstanding fuel derivative contracts.
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2025 and 2024 is as follows (in millions):

	Aircraft fuel derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income, at December 31, 2024	$—	$2	$2
Reclassifications into earnings, net of taxes of $(3)	—	(10)	(10)
Change in fair value, net of taxes of $3	—	10	10
Balance of accumulated income, at September 30, 2025	$—	$2	$2

Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $1	6	(1)	5
Change in fair value, net of taxes of $(1)	(5)	1	(4)
Balance of accumulated loss, at September 30, 2024	$(2)	$(1)	$(3)
(1) Reclassified to aircraft fuel expense for the nine months ended September 30, 2024. As of September 30, 2025, there were no outstanding fuel derivative contracts.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Special items
Severance expenses (1)	$3	$1	$27	$17
Union contract costs (2)	—	26	—	26
Spirit-related costs (3)	—	—	—	532
Embraer E190 fleet transition costs (4)	—	—	—	15
Other special items	2	—	2	—
Total special items	$5	$27	$29	$590
(1) Severance expenses for the three months ended September 30, 2025, relate to severance and benefits costs associated with restructuring of certain workgroups. Severance expenses for the nine months ended September 30, 2025 also includes severance and benefit costs associated with the Company's pilot early retirement program.
Severance expenses for 2024 relate to severance and benefit costs associated with the Company's opt-out program for eligible crewmembers in operations and support center workgroups.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Region Information
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of September 30, 2025, we served 34 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served seven destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the three and nine months ended September 30, 2025 and 2024 are summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Domestic & Canada	$1,285	$1,322	$4,025	$4,201
Caribbean & Latin America	870	874	2,421	2,418
Atlantic	167	169	372	383
Total operating revenue	$2,322	$2,365	$6,818	$7,002

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
OVERVIEW
Third Quarter 2025 Results
In the third quarter of 2025, we had an operating loss of $100 million, compared to an operating loss of $38 million in the 2024 period. The increase in operating loss is primarily due to softening demand compared to the prior year. Higher total operating costs were driven by maintenance, materials and repairs. Salaries, wages, and benefits also contributed to the operating loss increase compared to the prior year. These increases were partially offset by lower fuel costs.
As we progressed through the third quarter of 2025, the demand environment continued to show signs of recovery, characterized by strength in close-in bookings and premium travel.
Our third quarter 2025 highlights include the following:
•Third quarter 2025 system available seat miles ("ASMs" or "capacity") increased by 0.9% year-over-year.
•Operating revenue for the third quarter of 2025 was $2.3 billion, a 1.8% decrease year-over-year.
•Operating expense for the third quarter of 2025 was $2.4 billion, a 0.8% increase year-over-year.
•Operating expense, excluding special items, for the third quarter of 2025 was $2.4 billion, a 1.7% (1) increase year-over-year.
•Operating expense per available seat mile ("CASM") for the third quarter of 2025 decreased by 0.1% year-over-year to 14.34 cents compared to the third quarter of 2024.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 3.7% to 11.02 cents in the third quarter of 2025 compared to the third quarter of 2024.
Recent Developments
JetForward
JetForward, our strategic framework, is focused on four priority moves: delivering reliable and caring service, building the best east coast leisure network, offering products and perks customers value, and providing a secure financial future. Our JetForward plan, which is designed to support our long-term profitability goals, reflects various assumptions regarding factors that may impact our operational and financial performance. For further information on potential factors that could affect the success of our strategic initiatives, including JetForward, see Part I, Item 1A "Risk Factors" within our 2024 Form 10-K.
The sections below highlight some additional changes made to support these priority moves during the quarter.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reliable and Caring Service
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the three months ended September 30, 2025, our system-wide on-time performance was 73.2% compared to 70.7% for the same period in 2024. Our completion factor was 98.2% for the three months ended September 30, 2025 compared to 98.1% for the same period in 2024.
Best East Coast Leisure Network
We are focused on high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico. In 2024, we made a number of network changes, which are ramping up throughout 2025.
In the third quarter, we continued to make adjustments to our business to build the best East Coast leisure network. We expanded our presence in Fort Lauderdale, and plan to launch 17 new routes and add frequencies on 12 high-demand routes from Fort Lauderdale in 2025. We also expanded the availability of Mint® service to Las Vegas, Los Angeles, and Phoenix from Fort Lauderdale. In addition to the Fort Lauderdale expansion, we announced first-ever service to Vero Beach and the return of service to Daytona Beach from New York's John F. Kennedy International Airport and Boston Logan International Airport; added service from Tampa and Fort Myers to various domestic and international destinations; and expanded Boston service to Latin America and the Caribbean.
Products and Perks Customers Value
During the quarter, we continued to make enhancements to our customer experience by increasing the value of our product offerings and customer experience.
Implementation of Blue Sky, our collaboration with United Airlines, is progressing as planned. Starting in October 2025, customers may now earn and redeem points across both JetBlue Airways and United Airlines loyalty programs. We are also now able to reaccommodate customers across either airline in the event of a real-time cancellation or schedule change. We expect implementation to progress during 2026, when we expect to begin to sell each other's flights and add other enhancements.
We also enhanced our EvenMore® offering. EvenMore® is now selling via Global Distribution Systems, providing customers more opportunities to book our premium economy offering on a single ticket through travel agents and online travel agencies.
In September 2025, we announced that JetBlue was the first airline in the world to sign on with Amazon's Project Kuiper, an advanced low Earth orbit satellite broadband network, to bring even faster and more reliable connectivity to our onboard Wi-Fi known as Fly-Fi. JetBlue expects to adopt Project Kuiper's cutting-edge technology on a portion of its fleet in 2027.
A Secure Financial Future
To secure our financial future and navigate near-term demand volatility, we are focused on maintaining a healthy liquidity position, executing cost discipline, and managing our fleet to drive capital light growth. We continue to make progress on the JetForward cost program by implementing AI and data science technology to increase customer self service, disruption management, and drive fuel consumption reductions.
Liquidity
At September 30, 2025, we had $2.9 billion in liquidity, which included unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities. In addition, we have a $600 million Citibank undrawn line of credit.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A321neo and Airbus A220 fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine reliability deficiencies, as of September 30, 2025, we had six aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 200 days for the PW1500G engines and approximately 300 days for the PW1100G engines to complete a shop visit and return to a serviceable condition.
We expect to average fewer than 10 aircraft groundings in 2025. We believe we are past the peak number of groundings and expect the number to reduce as we progress into 2026 and fully resolve by the end of 2027. We are currently working with Pratt & Whitney on a commercial resolution and any potential remediation steps remains uncertain.
Embraer E190 Fleet Transition
In September 2025, we retired our remaining Embraer E190 aircraft - marking nearly two decades of service and completing our transition to a more cost efficient and customer focused all-Airbus fleet. As of September 30, 2025, we had 18 permanently parked Embraer E190 aircraft, of which 13 are owned and five are awaiting lease return.
In June 2025, as part of the Company's fleet transition plan, the Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which included 25 airframes and 59 engines. These aircraft sales began in July 2025 and are expected to continue through the second quarter of 2026. In the third quarter of 2025, we sold 12 Embraer E190 airframes and 20 engines and recorded a net gain of $24 million, which is included in other operating expenses on our consolidated statement of operations.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 vs. 2024
Overview
We reported a net loss of $143 million, operating loss of $100 million and an operating margin of (4.3)% for the three months ended September 30, 2025. This compares to a net loss of $60 million, an operating loss of $38 million and an operating margin of (1.6)% for the three months ended September 30, 2024. Our loss per share was $0.39 for the third quarter of 2025 compared to a loss per share of $0.17 for the same period in 2024. Net loss increased $83 million year-over-year primarily due to lower revenue driven by softening demand and higher interest expense due to the financing of the TrueBlue® loyalty program in August 2024.
Our reported results for the three months ended September 30, 2025 and 2024 included the effects of special items and certain gains and losses on investments. Adjusting for these items, our adjusted net loss (1) was $144 million, adjusted operating loss (1) was $95 million, adjusted operating margin (1) was (4.1)%, and adjusted loss per share (1) was $0.40 for the three months ended September 30, 2025. This compares to an adjusted net loss (1) of $54 million, adjusted operating loss (1) of $11 million, adjusted operating margin (1) of (0.4)%, and adjusted loss per share (1) of $0.16 for the three months ended September 30, 2024.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2025	2024	$	%
Passenger revenue	$2,135	$2,198	$(63)	(2.9)%
Other revenue	187	167	20	12.0
Total operating revenues	$2,322	$2,365	$(43)	(1.8)%

Average fare	$205.67	$207.46	$(1.79)	(0.9)%
Yield per passenger mile (cents)	14.86	15.17	(0.31)	(2.0)
Passenger revenue per ASM (cents)	12.65	13.13	(0.48)	(3.7)
Operating revenue per ASM (cents)	13.75	14.13	(0.38)	(2.7)
Average stage length (miles)	1,317	1,298	19	1.5
Revenue passengers (thousands)	10,381	10,596	(215)	(2.0)
Revenue passenger miles (millions)	14,372	14,491	(119)	(0.8)
Available seat miles (ASMs) (millions)	16,884	16,740	144	0.9
Load factor	85.1%	86.6%		(1.5)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore®. Passenger revenue decreased 2.9% for the three months ended September 30, 2025 compared to the same period in 2024. This was mainly driven by a 2.0% reduction in revenue passengers and a 2.0% lower yield than the prior period.
Other revenue increased $20 million, or 12.0%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions and advertising revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2025	2024	$	%	2025	2024	% Change
Aircraft fuel	$539	$584	$(45)	(7.6)%	3.19	3.49	(8.4)%
Salaries, wages and benefits	865	827	38	4.5	5.12	4.94	3.6
Landing fees and other rents	179	176	3	1.5	1.06	1.05	0.6
Depreciation and amortization	173	165	8	4.8	1.03	0.99	3.9
Aircraft rent	21	21	—	0.3	0.12	0.12	(0.6)
Sales and marketing	78	81	(3)	(4.1)	0.46	0.48	(4.9)
Maintenance, materials and repairs	210	160	50	31.1	1.24	0.95	30.0
Special items	5	27	(22)	(81.6)	0.03	0.16	(81.7)
Other operating expenses	352	362	(10)	(2.5)	2.09	2.16	(3.4)
Total operating expenses	$2,422	$2,403	$19	0.8%	14.34	14.35	(0.1)%
Aircraft Fuel
Aircraft fuel decreased by $45 million, or 7.6%, for the three months ended September 30, 2025 compared to the same period in 2024. The average fuel price decreased by 6.8% to $2.49 per gallon and fuel consumption decreased by 0.8%, or 2 million gallons.
Maintenance, Materials and Repairs
Maintenance, materials and repairs increased by $50 million, or 31.1%, in the three months ended September 30, 2025 compared to the same period in 2024, primarily due to the timing of Airbus A320 engine repairs.
Special Items
For the three months ended September 30, 2025, special items included the following:
•$3 million relating to severance expenses; and
•$2 million relating to other special items.
For the three months ended September 30, 2024, special items included the following:
•$26 million relating to union contract costs; and
•$1 million relating to severance expenses.
Other Operating Expenses
Other operating expenses decreased by $10 million, or 2.5%, in the three months ended September 30, 2025 compared to the same period in 2024, primarily due to a net gain of $25 million from the following aircraft transactions:
•the sale of 12 Embraer E190 airframes and 20 engines;
•one engine sale-leaseback transaction; and
•an impairment of 20 IAE V2500 spare engines.
Increased costs related to tariffs also partially offset the other operating expense decrease compared to the prior period.
Refer to Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information on the impairment.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2025	2024	$	%
Interest expense	$(146)	$(100)	$(46)	46.4%
Interest income	30	30	—	2.8
Capitalized interest	2	3	(1)	(53.0)
Gain (loss) on investments, net	8	(2)	10	NM	(1)
Gain on debt extinguishments	—	22	(22)	NM
Other	10	7	3	64.1
Total other expense	$(96)	$(40)	$(56)	NM	%
(1) Not meaningful or greater than 100% change.
Interest Expense
Interest expense increased by $46 million, for the three months ended September 30, 2025 compared to the same period in 2024. This increase was primarily due to the financing of our TrueBlue® program, additional finance lease obligations, and the issuance of additional equipment notes.
Gain (loss) on investments, net
Gain (loss) on investments, net resulted in a $8 million gain for the three months ended September 30, 2025. This gain primarily relates to realized gains from maturities of available-for-sale securities. For the three months ended September 30, 2024, gain (loss) on investments, net resulted in a $2 million loss. The loss primarily relates to a write off of one of our JetBlue Technology Ventures (JBV) equity investments.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2025 vs. 2024
Overview
We reported a net loss of $425 million, an operating loss of $268 million and an operating margin of (3.9)% for the nine months ended September 30, 2025. This compares to a net loss of $751 million, an operating loss of $700 million and an operating margin of (10.0)% for the nine months ended September 30, 2024. Loss per share was $1.18 for the nine months ended September 30, 2025 compared to a loss per share of $2.18 for the same period in 2024. Net loss decreased $326 million year-over-year primarily due to the March 2024 write off of Spirit-related costs for $532 million as a result of the termination of the Merger agreement. This decrease was partially offset by lower revenue from softening demand and higher interest expense due to the financing of the TrueBlue® loyalty program in August 2024.
Our reported results for the nine months ended September 30, 2025 included the effects of special items and certain gains and losses on investments. Adjusting for these items, our adjusted net loss (1) was $412 million, adjusted operating loss (1) was $239 million, adjusted operating margin (1) was (3.5)%, and adjusted loss per share (1) was $1.15 for the nine months ended September 30, 2025. This compares to an adjusted net loss (1) of $173 million, adjusted operating loss (1) of $110 million, adjusted operating margin (1) of (1.6)%, and adjusted loss per share (1) of $0.50 for the nine months ended September 30, 2024.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2025	2024	$	%
Passenger revenue	$6,284	$6,518	$(234)	(3.6)%
Other revenue	534	484	50	10.3
Total operating revenues	$6,818	$7,002	$(184)	(2.6)%

Average fare	$212.16	$213.31	$(1.15)	(0.5)%
Yield per passenger mile (cents)	15.48	15.64	(0.16)	(1.0)
Passenger revenue per ASM (cents)	12.79	13.05	(0.26)	(2.0)
Operating revenue per ASM (cents)	13.88	14.02	(0.14)	(1.0)
Average stage length (miles)	1,308	1,290	18	1.4
Revenue passengers (thousands)	29,618	30,556	(938)	(3.1)
Revenue passenger miles (millions)	40,600	41,685	(1,085)	(2.6)
Available seat miles (ASMs) (millions)	49,126	49,940	(814)	(1.6)
Load factor	82.6%	83.5%		(0.9)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore® Space. Passenger revenue decreased $234 million, or 3.6%, for the nine months ended September 30, 2025 compared to the same period in 2024. This was mainly driven by a 1.6% reduction in capacity and a 3.1% reduction in revenue passengers.
Other revenue increased $50 million, or 10.3%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions and advertising revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2025	2024	$	%	2025	2024	% Change
Aircraft fuel	$1,554	$1,835	$(281)	(15.3)%	3.16	3.67	(13.9)%
Salaries, wages and benefits	2,579	2,434	145	5.9	5.24	4.88	7.7
Landing fees and other rents	509	518	(9)	(1.7)	1.04	1.04	—
Depreciation and amortization	512	487	25	5.2	1.04	0.98	6.9
Aircraft rent	60	73	(13)	(18.1)	0.12	0.15	(16.7)
Sales and marketing	225	245	(20)	(8.3)	0.46	0.49	(6.8)
Maintenance, materials and repairs	598	442	156	35.2	1.22	0.89	37.5
Special items	29	590	(561)	(95.2)	0.06	1.18	(95.1)
Other operating expenses	1,020	1,078	(58)	(5.5)	2.08	2.16	(3.9)
Total operating expenses	$7,086	$7,702	$(616)	(8.0)%	14.42	15.42	(6.5)%
Aircraft Fuel
Aircraft fuel decreased by $281 million, or 15.3%, for the nine months ended September 30, 2025 compared to the same period in 2024. The average fuel price decreased by 12.3% to $2.48 per gallon and fuel consumption decreased by 3.4%, or 22 million gallons.
Salaries, Wages and Benefits
Salaries, wages and benefits increased by $145 million, or 5.9%, for the nine months ended September 30, 2025 compared to the same period in 2024, driven by a pilot union contract wage rate increase of 9% effective August 2024.
Depreciation and Amortization
Depreciation and amortization increased by $25 million, or 5.2%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was primarily driven by the induction of new aircraft and engines.
Aircraft Rent
Aircraft rent decreased $13 million, or 18.1%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to fewer leases for Embraer E190 aircraft. As part of the Company's fleet transition plan, certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor.
Sales and Marketing
Sales and marketing decreased by $20 million, or 8.3%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to lower credit card fees as a result of the reduction in passenger revenue.
Maintenance, Materials and Repairs
Maintenance, materials and repairs increased $156 million, or 35.2%, for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the timing of Airbus A320 engine repairs. This increase is partially offset by an increase in engine shop visit credits received.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
For the nine months ended September 30, 2025, special items included the following:
•$27 million relating to severance expenses; and
•$2 million relating to other special items.
For the nine months ended September 30, 2024, special items included the following:
•$532 million million relating to Spirit-related costs;
•$26 million relating to union contract costs;
•$17 million relating to severance expenses; and
•$15 million relating to Embraer E190 fleet transition costs.
Other Operating Expenses
Other operating expenses decreased by $58 million, or 5.5%, in the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to a net gain of $74 million from the following aircraft transactions:
•six engine sale-leaseback transactions;
•the sale of 12 Embraer E190 airframes and 20 engines;
•an impairment of 20 IAE V2500 spare engines; and
•the contracted sale of two Airbus A321neo XLR aircraft.
Increased costs related to tariffs also partially offset the other operating expense decrease compared to the prior period.
Refer to Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information on the impairment.
Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2025	2024	$	%
Interest expense	$(441)	$(215)	$(226)	NM	% (1)
Interest income	101	66	35	51.5
Capitalized interest	8	12	(4)	(36.9)
Gain (loss) on investments, net	12	(25)	37	NM
Gain on debt extinguishments	—	22	(22)	NM
Other	27	26	1	4.6
Total other expense	$(293)	$(114)	$(179)	NM	%
(1) Not meaningful or greater than 100% change.
Interest Expense
Interest expense increased by $226 million, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was primarily due to the financing of our TrueBlue® program, the issuance of new equipment notes, and incremental failed aircraft sale-leaseback transactions.
Interest Income
Interest income increased by $35 million, or 51.5%, for the nine months ended September 30, 2025 compared to the same period in 2024. This increase was primarily driven by an increase in short term investments from the proceeds received from the TrueBlue® Financings.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gain (loss) on investments, net
Gain (loss) on investments, net resulted in a $12 million gain for the nine months ended September 30, 2025. This gain primarily relates to realized gains from maturities of available-for-sale securities. For the nine months ended September 30, 2024, gain (loss) on investments resulted in a $25 million loss on certain equity securities. This loss primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.
Operational Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2025	2024	%		2025	2024	%
Operational Statistics
Revenue passengers (thousands)	10,381	10,596	(2.0)		29,618	30,556	(3.1)
Revenue passenger miles (RPMs) (millions)	14,372	14,491	(0.8)		40,600	41,685	(2.6)
Available seat miles (ASMs) (millions)	16,884	16,740	0.9		49,126	49,940	(1.6)
Load factor	85.1%	86.6%	(1.5)	pts	82.6%	83.5%	(0.9)	pts
Aircraft utilization (hours per day) (2)	10.1	10.2	(1.0)		10.0	10.2	(2.0)

Average fare	$205.67	$207.46	(0.9)		$212.16	$213.31	(0.5)
Yield per passenger mile (cents)	14.86	15.17	(2.0)		15.48	15.64	(1.0)
Passenger revenue per ASM (cents)	12.65	13.13	(3.7)		12.79	13.05	(2.0)
Operating revenue per ASM (cents)	13.75	14.13	(2.7)		13.88	14.02	(1.0)
Operating expense per ASM (cents)	14.34	14.35	(0.1)		14.42	15.42	(6.5)
Operating expense per ASM, excluding fuel (cents) (1)	11.02	10.62	3.7		11.10	10.48	6.0

Departures	79,016	80,037	(1.3)		232,578	241,161	(3.6)
Average stage length (miles)	1,317	1,298	1.5		1,308	1,290	1.4
Average number of operating aircraft during period	287	286	0.3		287	286	0.3
Average fuel cost per gallon	$2.49	$2.67	(6.8)		$2.48	$2.83	(12.3)
Fuel gallons consumed (millions)	217	219	(0.8)		625	647	(3.4)
Fuel efficiency (ASMs per fuel gallon)	78	77	1.7		79	77	1.8
Average number of full-time equivalent crewmembers	19,525	19,788	(1.3)		19,208	20,036	(4.1)
(2) This table includes aircraft that have been temporarily removed from service, including six aircraft impacted by the Pratt & Whitney engine groundings. All aircraft temporarily removed from service are expected to return to operation in the future.
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
At September 30, 2025, we had unrestricted cash, cash equivalents, short-term investments, and long-term marketable securities of $2.9 billion. We also have a $600 million Citibank undrawn line of credit. We believe this will be sufficient to satisfy our liquidity needs for at least the next 12 months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
Operating Activities
We use operating cash flows to provide working capital for current and future operations. Cash flows (used in) provided by operating activities were $(143) million and $161 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in operating cash flows is primarily due to operating losses and net change in working capital.
Investing Activities
During the nine months ended September 30, 2025, flight equipment capital expenditures included $563 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $69 million in spare part purchases and $35 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $110 million. Investing activities for the current year also included $1.5 billion in net proceeds from investment securities and $190 million of proceeds primarily from six sale-leaseback transactions, the sale of 12 Embraer E190 airframes and 20 Embraer E190 engines, and other flight equipment.
During the nine months ended September 30, 2024, flight equipment capital expenditures included $992 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $65 million in spare part purchases and $75 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $70 million. Investing activities also included $942 million in net purchases of investment securities and $22 million in Spirit shareholder payments.
Financing Activities
Financing activities for the nine months ended September 30, 2025 primarily consisted of $339 million in payments on our outstanding debt and finance lease obligations and issuance of common stock of $30 million related to our crewmember stock purchase plan.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing activities for the nine months ended September 30, 2024 primarily consisted of $2.8 billion in proceeds from the TrueBlue® Financings, $460 million from the issuance of the 2.50% convertible senior notes, $607 million in proceeds from failed sale-leaseback transactions, and $350 million in proceeds from the issuance of equipment notes to finance certain aircraft. Additionally, we issued $31 million of common stock relating to our crewmember stock purchase plan. These proceeds were partially offset by $631 million in payments on our outstanding debt and finance lease obligations, which includes the retirement of a portion of our existing 0.50% convertible senior notes.
Working Capital
We had a working capital deficit of $771 million at September 30, 2025 and working capital of $377 million at December 31, 2024, respectively. Our working capital decreased by $1.1 billion due to fewer investment securities and an increase in current maturities of long-term debt, partially offset by an increase in cash and prepaid expenses and other. The increase in prepaid expenses and other is due to an increase in held for sale assets primarily related to permanently parked Embraer E190 airframes, engines, and related spare parts as well as other spare engines expected to sell within one year. The increase in current maturities of long-term debt is due to the Company's 0.5% convertible senior notes, with a principal amount of $325 million, becoming current in 2025.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2025	2026	2027	2028	2029	Thereafter	Total
Debt and finance lease obligations (1)	$262	$1,266	$945	$1,022	$2,221	$5,897	$11,613
Operating lease obligations (2)	38	139	128	110	94	1,028	1,537
Flight equipment purchase obligations (3)	285	718	355	420	325	3,773	5,876
Other obligations (4)	197	370	406	437	296	10	1,716
Total	$782	$2,493	$1,834	$1,989	$2,936	$10,708	$20,742
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after September 30, 2025 except as otherwise noted.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on September 30, 2025 rates.
(2) Primarily relates to JFK Terminal 5, aircraft and spare engines, and our corporate office in Long Island City.
(3) Includes obligations for two Airbus A321neo XLR variant aircraft that have been contracted to sell following delivery of the aircraft. One aircraft is anticipated to deliver in the fourth quarter of 2025 and the second aircraft in the first quarter of 2026.
(4) Amounts primarily include non-cancelable commitments for flight equipment maintenance, infrastructure and information technology.
As of September 30, 2025, we were in compliance with the material covenants of our debt and lease agreements.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft
As of September 30, 2025, our operating fleet consisted of (1):

Aircraft Type	Aircraft Count
Airbus A220	54
Airbus A320 (2)	10
Airbus A320 Restyled	119
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint® (3)	10
Airbus A321neoLR with Mint®	11
Total	283
(1) This table includes aircraft that have been temporarily removed from service, including six aircraft impacted by the Pratt & Whitney engine groundings. All aircraft temporarily removed from service are expected to return to operation in the future.
(2) Excludes one Airbus A320 permanently parked owned aircraft.
(3) Excludes two Airbus A321neo aircraft with Mint® not yet entered into service.
Of our operating fleet, 269 are owned by us and 14 are leased under operating leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes, also referred to as failed sale-leasebacks. As of September 30, 2025, the average age of our operating fleet was 12 years.
Embraer E190 Fleet Transition
In September 2025, we retired our remaining Embraer E190 aircraft - marking nearly two decades of service and completing our transition to a more cost efficient and customer focused all-Airbus fleet. As of September 30, 2025, we had 18 permanently parked Embraer E190 aircraft, of which 13 are owned and five are awaiting lease return.
In June 2025, as part of the Company's fleet transition plan, the Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which included 25 airframes and 59 engines. These aircraft sales began in July 2025 and are expected to continue through the second quarter of 2026. In the third quarter of 2025, we sold 12 Embraer E190 airframes and 20 engines.
Flight Equipment Deliveries
As of September 30, 2025, our committed aircraft deliveries include the following aircraft (1):

Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2025	6	1	7
2026	16	1	17
2027	7	—	7
2028	9	—	9
2029	7	—	7
Thereafter	1	44	45
Total (3)	46	46	92
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) Includes two Airbus A321neo XLR variant aircraft which have been contracted to sell following delivery of the aircraft. One aircraft is anticipated to deliver in the fourth quarter of 2025 and the second aircraft in the first quarter of 2026.
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
Depending on market conditions, we may use a mix of cash and debt financing for aircraft scheduled for delivery in the remainder of 2025. Although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
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
For each of the three and nine months ended September 30, 2025, special items included severance expenses and other special items.
For the three months ended September 30, 2024, special items included union contract costs and severance expenses. For the nine months ended September 30, 2024, special items included Spirit-related costs, union contract costs, severance expenses, and Embraer E190 fleet transition costs.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Three Months Ended September 30,
	$			Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2025	2024	Percent Change	2025	2024	Percent Change
Total operating expenses	$2,422	$2,403	0.8	14.34	14.35	(0.1)
Less:
Aircraft fuel	539	584	(7.6)	3.19	3.49	(8.4)
Other non-airline expenses	18	14	19.7	0.10	0.08	18.7
Special items	5	27	(81.6)	0.03	0.16	(81.7)
Operating expenses, excluding fuel	$1,860	$1,778	4.6	11.02	10.62	3.7

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL

	Nine Months Ended September 30,
	$			Cents per ASM
($ in millions; per ASM data in cents; percent changes based on unrounded numbers)	2025	2024	Percent Change	2025	2024	Percent Change
Total operating expenses	$7,086	$7,702	(8.0)	14.42	15.42	(6.5)
Less:
Aircraft fuel	1,554	1,835	(15.3)	3.16	3.67	(13.9)
Other non-airline expenses	50	46	6.8	0.10	0.09	8.6
Special items	29	590	(95.2)	0.06	1.18	(95.1)
Operating expenses, excluding fuel	$5,453	$5,231	4.2	11.10	10.48	6.0

Operating Expense, Operating Loss, Operating Margin, Pre-tax Loss, Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items, Gain (Loss) on Investments and Gain on Debt Extinguishments
Our GAAP results in the applicable periods were impacted by credits and charges that were deemed special items.
For each of the three and nine months ended September 30, 2025, special items included severance expenses and other special items.
For the three months ended September 30, 2024, special items included union contract costs and severance expenses. For the nine months ended September 30, 2024, special items included Spirit-related costs, union contract costs, severance expenses, and Embraer E190 fleet transition costs.
Certain gains and losses on our investments, net and the gain on debt extinguishments were also excluded from our September 30, 2025 and 2024 non-GAAP results.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, GAIN (LOSS) ON INVESTMENTS AND GAIN ON DEBT EXTINGUISHMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except percentages)	2025	2024	2025	2024
Total operating revenues	$2,322	$2,365	$6,818	$7,002

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,422	$2,403	$7,086	$7,702
Less: Special items	5	27	29	590
Total operating expenses excluding special items	$2,417	$2,376	$7,057	$7,112
Percent change	1.7%		(0.8)%

RECONCILIATION OF OPERATING LOSS
Operating loss	$(100)	$(38)	$(268)	$(700)
Add back: Special items	5	27	29	590
Operating loss excluding special items	$(95)	$(11)	$(239)	$(110)

RECONCILIATION OF OPERATING MARGIN
Operating margin	(4.3)%	(1.6)%	(3.9)%	(10.0)%

Operating loss excluding special items	$(95)	$(11)	$(239)	$(110)
Total operating revenues	2,322	2,365	6,818	7,002
Adjusted operating margin	(4.1)%	(0.4)%	(3.5)%	(1.6)%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(196)	$(78)	$(561)	$(814)
Add back: Special items	5	27	29	590
Less: Gain (loss) on investments, net	8	(2)	12	(25)
Less: Gain on debt extinguishments	—	22	—	22
Loss before income taxes excluding special items, gain (loss) on investments and gain on debt extinguishments	$(199)	$(71)	$(544)	$(221)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(8.4)%	(3.3)%	(8.2)%	(11.6)%

Loss before income taxes excluding special items, gain (loss) on investments and gain on debt extinguishments	$(199)	$(71)	$(544)	$(221)
Total operating revenues	2,322	2,365	6,818	7,002
Adjusted pre-tax margin	(8.6)%	(3.0)%	(8.0)%	(3.2)%

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, GAIN (LOSS) ON INVESTMENTS AND GAIN ON DEBT EXTINGUISHMENTS
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except percentages)	2025	2024	2025	2024
RECONCILIATION OF NET LOSS
Net loss	$(143)	$(60)	$(425)	$(751)
Add back: Special items	5	27	29	590
Less: Income tax benefit related to special items	—	6	7	14
Less: Gain (loss) on investments, net	8	(2)	12	(25)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	(2)	—	(3)	6
Less: Gain on debt extinguishments	—	22	—	22
Less: Income tax expense related to gain on debt extinguishments	—	(5)	—	(5)
Net loss excluding special items, gain (loss) on investments and gain on debt extinguishments	$(144)	$(54)	$(412)	$(173)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(0.39)	$(0.17)	$(1.18)	$(2.18)
Add back: Special items	0.01	0.07	0.08	1.72
Less: Income tax benefit related to special items	—	0.02	0.02	0.04
Less: Gain (loss) on investments, net	0.02	(0.01)	0.04	(0.07)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	—	(0.01)	0.02
Less: Gain on debt extinguishments	—	0.06	—	0.06
Less: Income tax expense related to gain on debt extinguishments	—	(0.01)	—	(0.01)
Basic excluding special items, gain (loss) on investments and gain on debt extinguishments	$(0.40)	$(0.16)	$(1.15)	$(0.50)

Diluted	$(0.39)	$(0.17)	$(1.18)	$(2.18)
Add back: Special items	0.01	0.07	0.08	1.72
Less: Income tax benefit related to special items	—	0.02	0.02	0.04
Less: Gain (loss) on investments, net	0.02	(0.01)	0.04	(0.07)
Less: Income tax benefit (expense) related to gain (loss) on investments, net	—	—	(0.01)	0.02
Less: Gain on debt extinguishments	—	0.06	—	0.06
Less: Income tax expense related to gain on debt extinguishments	—	(0.01)	—	(0.01)
Diluted excluding special items, gain (loss) on investments and gain on debt extinguishments	$(0.40)	$(0.16)	$(1.15)	$(0.50)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2024 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the cost per gallon of fuel as of September 30, 2025. Based on projected fuel consumption for the next 12 months, an increase would result in an increase to aircraft fuel expense of approximately $206 million. As of September 30, 2025, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.6 billion of our debt and finance lease obligations, with the remaining $1.9 billion having floating interest rates. As of September 30, 2025, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $17 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(c) Insider trading arrangements.
On August 13, 2025, Warren Christie, our Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Christie's plan is for the sale of an indeterminable number of shares purchased through the Company’s crewmember stock purchase plan. The 10b5-1 trading plan terminates on November 20, 2026, unless terminated earlier in accordance with its terms.
During the three months ended September 30, 2025, no other director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 28, 2025	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)