Form 10-K
period 2025-12-31
JETBLUE AIRWAYS CORP
filed 2026-02-12
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $1.5 billion (based on the last reported sale price on the NASDAQ Global Select Market on that date). The number of shares outstanding of the registrant's common stock as of January 31, 2026 was 370,119,668 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K, or the Report, to the extent described therein.

FORWARD-LOOKING INFORMATION
This Annual Report (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, such as our JetForward initiatives, including our Blue Sky collaboration, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry or other macroeconomic trends affecting our business, seasonality, and the related impacts on our business, financial condition and results of operations. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many factors, including, without limitation, the important risk factors discussed in Part I, Item 1A. "Risk Factors" in this Report on Form 10-K for the year ended December 31, 2025. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this Report, those described in Part I, Item 1A of this Report under "Risk Factors." In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.
Additionally, our discussion of certain environmental assessments, goals and related issues herein is informed by various sustainability-related standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. Any references to "materiality" in the context of such discussions and any related assessment of environmental "materiality" may differ from the definition of "materiality" under the federal securities laws for Securities and Exchange Commission ("SEC") reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that standards and expectations regarding greenhouse gas ("GHG") accounting and the processes for measuring and counting GHG emissions and emission reductions are evolving, and it is possible that our approaches to measuring such emissions and reductions may be considered inconsistent with common or best practices. Similarly, we cannot guarantee strict adherence to standard recommendations, and our disclosures based on any standards may change due to revisions in framework or legal requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control. Finally, any website or document references included herein are for convenience only and, unless indicated otherwise, are explicitly not incorporated by reference.
As used in this Report, the terms "JetBlue," the "Company," "we," "us," "our," and similar terms refer to JetBlue Airways Corporation and its subsidiaries, unless the context indicates otherwise.

RISK FACTOR SUMMARY
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Report or in other Company communications. You should read the following section in conjunction with the following sections of this Report: Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, included in Part II, Item 8 and our "Forward-Looking Information."
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
•We may be impacted by increases in airport expenses relating to infrastructure and facilities, as well as by infrastructure and regulatory disruptions or failures.
•Our results of operations fluctuate due to seasonality, weather, and other factors.
•We have been, and may from time to time be, subject to legal and regulatory proceedings that could result in significant costs, operational disruption, or reputational harm.
•We have a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
•Tariffs, including those that impact commercial aircraft and related parts imported from outside the United States, or tariffs that may be escalated over time, may have a material adverse effect on our fleet, business, financial condition and results of operations.
•Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.
Cybersecurity and Information Security Risks
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

Data Privacy and Security Compliance Risks
•Data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.
•Compliance with ever-evolving federal, state, and foreign laws and other requirements relating to the handling of information about individuals necessitates significant expenditure and resources, and any failure by us or our business partners to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.

Human Capital Related Risks
•Failure to attract and retain qualified personnel, or maintain company culture, could harm our business.
•We may be subject to unionization, work stoppages, slowdowns, or increased labor costs and the unionization of our pilots, flight instructors and inflight crewmembers could result in increased labor costs.
Reputational Risks
•An accident or incident involving our aircraft could harm our reputation and business.
•Our business depends on our strong reputation and the value of the JetBlue brand.
Financing and Financial Risks
•We have a significant amount of fixed obligations and we expect to incur significantly more fixed obligations in the future, which could harm our ability to service our current obligations or satisfy future fixed obligations.
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
•Increasing scrutiny of, and evolving expectations regarding, environmental matters may impact our business and reputation.
•Federal government shutdowns, federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect us.
•Changes in laws and government regulations that impose additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
•A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.
•The airline industry is particularly sensitive to changes in economic conditions.

PART I
ITEM 1.    BUSINESS
OVERVIEW
General
JetBlue Airways Corporation is New York's Hometown Airline®. As of December 31, 2025, JetBlue served 112 destinations across the United States, the Caribbean and Latin America, Canada and Europe.
JetBlue was incorporated in Delaware in August 1998 and commenced service on February 11, 2000. We believe our differentiated product and culture combined with our competitive cost structure enable us to compete effectively in the high-value geographies we serve. Looking to the future, we plan to continue to grow in our high-value geographies, invest in industry-leading products, and provide award-winning service by our 23,000 dedicated employees, whom we refer to as crewmembers. Going forward, we believe we will continue to differentiate ourselves from other airlines, enabling us to continue to attract a greater mix of customers, and to drive continued growth. We are focused on delivering solid results for our stockholders, our customers, and our crewmembers.
Our principal executive offices are located at 27-01 Queens Plaza North, Long Island City, New York 11101 and our telephone number is (718) 286-7900.
Our Industry and Competition
The U.S. airline industry is extremely competitive and challenging, and results are often volatile. It is uniquely susceptible to external factors such as fuel costs, downturns in domestic and international economic conditions, weather-related disruptions, air traffic control ("ATC") shortages, reduced or suspended operation of applicable regulatory agencies, the spread of infectious diseases, the impact of airline restructurings or consolidations, and military actions or acts of terrorism. We operate in a capital and energy intensive industry that has high fixed costs, as well as heavy taxation and fees. Airline returns are sensitive to slight changes in fuel prices, average fare levels, and customer demand. The industry's principal competitive factors include fares, brand and customer service, frequent flyer loyalty programs, route networks, flight schedules, aircraft types, safety records, codeshare and interline relationships, inflight entertainment and connectivity systems.
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
In July 2024, we announced JetForward, our new strategic framework which is driving new initiatives focused on four priority moves: delivering reliable and caring service, building the best east coast leisure network, offering products and perks customers value, and providing a secure financial future. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for further details on progress made on our JetForward initiatives.
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
We offer core customers comfortable seating to relax and enjoy the JetBlue experience. Beginning in January 2025, EvenMore® Space was rebranded to EvenMore® which, in addition to giving customers the opportunity to enjoy additional legroom, priority security access, and early boarding, also includes dedicated overhead bin space, complimentary alcoholic beverages, and premium snack options. Our EvenMore® experience is available for purchase across our fleet. Additionally in 2025, we enhanced our EvenMore® offering, with EvenMore® now selling via global distribution systems, providing customers more opportunities to book our premium economy offering on a single ticket through travel agents and online travel agencies.

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
On select transatlantic and coast-to-coast flights, we offer a reimagined version of our Mint® experience with a completely refreshed cabin design featuring private suites with aisle access. Each of these select Mint® aircraft also includes two front row Mint® Studios which offer the largest TV on a U.S. airline and an extra seat and space to work, lounge and entertain.
In 2024, we announced plans to launch a domestic first-class experience across our non-Mint® fleet to offer an additional option for customers seeking a premium travel experience. The first-class experience is expected to roll out on a portion of our fleet in 2026 with the majority planned to be completed by the end of 2027.
We offer seatback screens across our fleet, with AVANT systems installed on majority of our aircraft. AVANT equipped aircraft feature an inflight entertainment library of approximately 300 movies and 1,000 television episodes, while a small portion of the fleet operates other systems with more limited content. Customers also enjoy at least 18 channels of live TV on most flights. Our entire fleet is equipped with Fly-Fi®, our high-speed broadband service, providing gate-to-gate Wi-Fi access at every seat.
In September 2025, we announced that JetBlue was the first airline in the world to sign on with Amazon's Leo, an advanced low Earth orbit satellite broadband network, to bring even faster and more reliable connectivity to our onboard Wi-Fi. We expect to adopt Amazon Leo's cutting-edge technology on a portion of our fleet in 2027.
In December 2025, we opened BlueHouse, JetBlue's first airport lounge, at John F. Kennedy International Airport ("JFK") Terminal 5. The next BlueHouse location is scheduled to open at Boston Logan International Airport ("BOS") Terminal C in 2026, reinforcing our ongoing investment in premium offerings.
Because of our network strength in leisure destinations, we also sell vacation packages through our wholly owned subsidiary, Paisly, LLC ("Paisly") (f/k/a JetBlue Travel Products), which offers one-stop, value-priced vacation services for self-directed packaged travel planning. These packages offer competitive fares for air travel on JetBlue along with a selection of JetBlue-recommended hotels and resorts, car rentals, and local attractions.
Network
We are a predominantly point-to-point system carrier with 95% of our routes touching at least one of our six focus cities: the New York metropolitan area, Boston, Fort Lauderdale-Hollywood, Orlando, Los Angeles and San Juan. All six of our focus cities are in regions with a diverse mix of traffic.
Leisure traveler focused airlines are often faced with high seasonality. As a result, we continually work to manage our mix of customers to include both business travelers and travelers visiting friends and relatives ("VFR"). VFR travelers tend to be slightly less seasonal and less susceptible to economic downturns than traditional leisure destination travelers. Understanding the purpose of our customers' travel helps us optimize destinations, strengthen our network, and increase revenue.
As of December 31, 2025, we served 112 destinations ("BlueCities") in 29 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, Canada, and 30 countries in the Caribbean and Latin America, and Europe.
We group our capacity distribution based upon geographical regions rather than on mileage or a length-of-haul basis. The historic distribution of available seat miles ("ASMs"), which we also refer to as capacity, by region for the years ending December 31 was:

Capacity Distribution	2025	2024	2023
Transcontinental	26.0%	27.0%	29.9%
Caribbean & Latin America (1)	36.5	35.9	33.2
Florida	25.4	23.8	23.7
Other (East, Central, West)	7.0	8.0	10.1
Transatlantic	5.1	5.3	3.1
Total	100.0%	100.0%	100.0%
(1) Domestic operations as defined by the U.S. Department of Transportation ("DOT"), include Puerto Rico and the U.S. Virgin Islands, but for the purposes of the capacity distribution table above, we have included these locations in the Caribbean and Latin America region.

Airline Commercial Partnerships
Airlines frequently participate in commercial partnerships with other carriers in order to increase customer convenience by providing interline connectivity, codeshare, complementary flight schedules, frequent flyer program reciprocity, and other joint marketing activities. Our commercial partnerships typically begin as an interline agreement allowing a customer to book a single itinerary with tickets on multiple airlines. On their day of travel, customers have a simplified airport experience with single check-in and bag drop.
Blue Sky
In May 2025, we announced a collaboration with United Airlines, referred to as Blue Sky. This collaboration is structured to give customers of both airlines even more options to find flights that fit their plans as well as new opportunities to earn and use MileagePlus® miles and TrueBlue® points across both airlines. Blue Sky includes a standard interline between JetBlue and United Airlines, which is expected to be implemented over time. In October 2025, customers became eligible to earn and redeem points across both JetBlue Airways and United Airlines loyalty programs. We are also now able to reaccommodate customers across either airline in the event of a real-time cancellation or schedule change. In February 2026 we began to cross-merchandise flights on one another's website, and expect implementation to progress in 2026 at which point we plan to introduce additional enhancements such as reciprocal benefits including priority boarding, preferred and extra legroom seating, and same-day standby and flight changes, with anticipated implementation beginning in March 2026. Additionally, during the second quarter of 2026, we expect to begin selling United Airlines non-air ancillaries through Paisly. We plan to launch with car rentals, followed by cruises, vacation packages, and travel insurance, with the expectation to be selling all ancillary products by the end of 2026.
Marketing
JetBlue is a widely recognized and respected global brand. JetBlue created a new category in air travel and our brand stands for offering a great product and experience with competitive fares. We believe our brand continues to be one of our most valuable assets, reflecting our reputation as a safe, reliable, and high-value airline. Strong customer awareness and affinity for our brand are integral to the success of our marketing efforts, and enables us to promote ourselves as a preferred marketing partner with companies across many different industries.
We market our services through an integrated mix of channels, including digital advertising, social media platforms, search and performance marketing, and strategic brand partnerships. We use a data-driven marketing approach to better target audiences, optimize spend, and enhance personalization across the customer journey. In addition to larger multi-market campaigns, we participate in local events, sponsorships, and community engagement programs across our route network to demonstrate our commitment and strengthen brand relevance in key markets.
Distribution
Our primary and preferred distribution channel to customers is through our website, www.jetblue.com, our lowest cost channel. Our website allows us to more closely control and deliver the JetBlue experience while also offering the full suite of JetBlue Core fare options, EvenMore®, Mint®, JetBlue Vacations® and TrueBlue TravelTM, and other ancillary services.
Our participation in global distribution systems ("GDS") supports our profitable growth, particularly in the business market. We find business customers are more likely to book through a travel agency or a booking product which relies on a GDS platform. Although the distribution cost through this channel is higher than through our website, the average fare purchased through a GDS is generally higher and often covers the increased distribution costs. We currently participate in several major GDSs and online travel agents. Due to the majority of our customers booking travel on our website, we maintain relatively low distribution costs which helps us to offer lower fares to customers.
Customer Loyalty Program
TrueBlue® is our customer loyalty program designed to reward and recognize loyal customers. Members earn points with JetBlue, JetBlue Vacations®, TrueBlue TravelTM, and select airline and travel partners. Members can redeem points for any JetBlue-operated flight, flight and hotel package, as well as car rentals and hotel stays through TrueBlue TravelTM. TrueBlue® points can be used any time with no blackout dates and they never expire. Redemption amounts are based on the current price for that trip on JetBlue-operated flights or members can use a combination of cash and points. TrueBlue Mosaic® is an additional program threshold for our most loyal customers which features four levels, Mosaic 1, Mosaic 2, Mosaic 3, and Mosaic 4.
Our TrueBlue® loyalty program brings many choices and perks for customers. TrueBlue® members earn tiles to track and measure progress towards perks and Mosaic® status. Tiles are earned based on a combination of travel spend and credit card spend. The program is designed to provide TrueBlue® members many opportunities to get rewarded, even before achieving

Mosaic® status. TrueBlue® includes Perks You Pick® for non-Mosaic® TrueBlue® members, and four distinct Mosaic levels, each featuring Mosaic Signature Perks and a selection from the Mosaic Perks You Pick® menu.
We currently have co-branded loyalty credit cards available to eligible U.S. residents, as well as co-brand agreements in the Caribbean to allow cardholders to earn TrueBlue® points and tiles. Our co-branded credit cards in the United States are issued in partnership with Barclaycard® on the Mastercard® network. Our co-branded credit cards in the Caribbean are on the Mastercard® network and are issued by Banco Popular de Puerto Rico in Puerto Rico, Banco Popular Dominicano in the Dominican Republic, and CIBC Caribbean in Barbados, Jamaica, Trinidad, the Bahamas, the Cayman Islands and more countries coming.
In January 2025, we launched a premium co-branded credit card, which provides cardholders with incremental benefits such as lounge access, priority boarding, TrueBlue TravelTM statement credits, and more.
We have various agreements with other loyalty partners, including financial institutions, hotels, car rental companies and other airlines, that allow their customers to earn TrueBlue® points across programs. We plan to continue expanding the reach of our co-branded credit cards and pursue additional loyalty partnerships in the future.
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
As of December 31, 2025, we had an operating fleet of 288 aircraft. Refer to Part I, Item 2 "Properties" for additional information on our fleet.
Route Structure
JetBlue's point-to-point network is designed to optimize costs as well as accommodate customers' preference for nonstop itineraries. A vast majority of our operations are centered in the heavily populated Northeast corridor of the U.S., which includes the New York and Boston metropolitan areas. This airspace is some of the world's most congested and drives certain operational constraints. The majority of our flights touch at least one of our six focus cities:

Focus City	Nonstop Routes Served (2)	JetBlue Seat Share (1)
New York metropolitan area (3)	118	13%
Boston	78	26%
San Juan	18	29%
Fort Lauderdale-Hollywood	49	20%
Orlando	27	10%
Los Angeles	6	3%
(1) Reflects JetBlue's seat share in each focus city as of December 31, 2025, which includes regional jet flying compared to the industry as a whole.
(2) Reflects JetBlue's nonstop routes served in each focus city as of December 31, 2025.
(3) Includes JFK, Newark, LaGuardia, Westchester County Airport and Long Island MacArthur Airport.
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
Engine maintenance is performed by the original equipment manufacturer of the engines themselves or by their approved network providers. Some of our Airbus aircraft engines are serviced under fixed price flight hour agreements for the repair, overhaul, modification, and logistics, while others are covered under time and material contracts.
Component maintenance on equipment such as auxiliary power units, landing gears, pumps, avionic computers, and in-flight entertainment equipment are all performed by a number of different FAA-certified repair stations that are surveilled and approved by JetBlue. Many of our maintenance service agreements are based on a fixed cost per flight hour. These fixed costs vary based upon the age of the aircraft and other operating factors impacting the related component. Required maintenance not otherwise covered by these agreements is performed on a fixed event price or time and materials cost basis. All other maintenance activities are sub-contracted to qualified maintenance, repair, and overhaul facilities.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A220 and Airbus A321neo fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine durability deficiencies, as of December 31, 2025, we had four aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 200 days for the PW1500G engines and approximately 300 days for the PW1100G engines to complete a shop visit and return to a serviceable condition.
Aircraft Fuel
Aircraft fuel continues to be one of our largest expenses. Prices have been extremely volatile due to global economic and geopolitical factors, which we can neither control nor accurately predict. Our 2025 fuel consumption decreased by 3.2% due to lower capacity and increased fuel efficiency, and our average price per gallon decreased 9.3% compared to 2024. Our historical fuel consumption and costs for the years ended December 31 were:

	2025	2024	2023
Gallons consumed (millions)	826	853	897
Total cost (millions) (1)	$2,057	$2,343	$2,807
Average price per gallon (1)	$2.49	$2.75	$3.13
Fuel efficiency (ASMs per fuel gallon)	79	77	76
Percent of operating expenses	21.8%	23.5%	28.5%
(1) Total cost and average price per gallon each include the cost of jet fuel, related taxes, into-plane, transportation, airport fuel flowage, and storage fees. It also includes effective fuel hedging gains and losses.
We attempt to protect ourselves against the volatility of fuel prices by entering into a variety of derivative instruments with underlyings of jet fuel, crude, and heating oil. In 2024 and 2023, we effectively hedged a portion of exposure to price fluctuations by utilizing call spread options with an underlying of jet fuel. As of December 31, 2025 and 2024, we did not have any outstanding fuel hedging contracts.

Cost Discipline
In 2025, to secure our financial future and navigate near-term demand volatility, we focused on executing cost discipline and managing our fleet to drive future capital light growth. We continued to make progress on the JetForward cost program by implementing AI and data science technology to optimize planning, better manage disruptions, and enable greater customer self-service. We are modernizing fuel processes and are unlocking cost savings through technology, process, and operational initiatives. Additionally, we streamlined product costs and strengthened efficiencies on our fixed support center costs. We remain focused on maintaining a healthy liquidity balance, ending the year with $2.5 billion of cash and cash equivalents, short-term investments and long-term marketable securities.
The net book value of our assets pledged, or committed to be pledged, as security under various financing arrangements remained the same for 2025 and 2024 at $7.3 billion.
JetBlue Ventures
JetBlue Technology Ventures, LLC, ("JetBlue Ventures" or "JBV") is a wholly owned subsidiary of JetBlue. JBV was formed to invest in and partner with early-stage startups with goals of improving the travel, hospitality, and transportation industries. As of December 31, 2025 and 2024, our JBV equity investments had an aggregate carrying value of $89 million and $84 million, respectively, included in other assets on the consolidated balance sheets.
In May 2025, as part of efforts to return focus to our core business, SKY Leasing ("SKY"), a leading aviation investment manager, acquired certain assets of JBV. JetBlue continues to serve as a strategic partner to SKY and its portfolio companies. JetBlue retained ownership of its fund portfolio, disclosed in Note 14 to our consolidated financial statements included in Part II, Item 8 of this Report, and SKY has assumed management of the investments, subject to an agreed upon management fee. Certain other conditions exist in the agreement, but are not expected to have a material impact on the companies' operations or financial condition.
Paisly
Paisly, formerly known as JetBlue Travel Products, is a wholly owned JetBlue subsidiary encompassing the JetBlue Vacations® brand, which offers integrated travel packages combining JetBlue flights with hotels and cruises, and TrueBlue TravelTM, which sells non-air travel products such as insurance, hotels, car rentals, and activities on a stand-alone basis, whether connected to a JetBlue flight or not, leveraging the TrueBlue® point earning and redemption opportunities and JetBlue Card benefits.
In June 2025, we announced the rebranding of JetBlue Travel Products to Paisly, marking a strategic milestone within JetBlue's JetForward strategy. The rebrand reflects Paisly's evolution into a full-service, tech-enabled managed travel services company, positioned to serve not only JetBlue customers but also those of other partners, beginning with a new collaboration with United Airlines. Over time, Paisly expects to support a growing range of partners across the broader travel landscape. We believe the collaboration with United Airlines, under United's brand, will contribute to Paisly's high-margin, high-growth business for the distribution of hotels, rental cars, cruises, travel insurance, and vacation packages.

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
Sustaining a talent pipeline of skilled aviation professionals is also key to JetBlue's success and we continue to cultivate and build a qualified and engaged workforce, open to individuals regardless of background, through a variety of development programs. These programs provide opportunities for external applicants to pursue a path to joining JetBlue in critical roles and support the continued growth of internal talent, growing leaders from within the organization. Our JetBlue Gateway programs offer a suite of eight distinct paths dedicated to helping support the next generation of pilots and aviation maintenance technicians. Our suite of Gateway programs includes pilot and maintenance technician development paths to meet any level of experience and a variety of learning styles for both our internal crewmembers and external applicants.
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
Labor Unions and Non-Unionized Crewmembers
Except for our pilots, pilot instructors, and inflight crewmembers, our other frontline crewmembers do not have third-party representation.
As of December 31, 2025, approximately 49% of our active full-time equivalent crewmembers were represented by unions. The following table sets forth our crewmember groups and the status of their respective collective bargaining agreements.

Crewmember Group	Representative	Crewmembers (1)	Amendable Date (2)
Pilots	Air Line Pilots Association (ALPA)	4,251	February 1, 2025
Pilot instructors	Transport Workers Union (TWU)	24	N/A
Inflight	Transport Workers Union (TWU)	5,369	December 13, 2026
(1) Number of active full-time equivalent crewmembers as of December 31, 2025.
(2) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
ALPA
In January 2023, JetBlue pilots ratified a two-year contract extension effective March 1, 2023. In February 2025, the contract became amendable. Contract negotiations formally began in early May 2024 and are ongoing.
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
JetBlue's inflight crewmembers are represented by TWU, with a contract amendable date of December 13, 2026. The option for TWU to initiate negotiations began on January 1, 2025 and is ongoing until the contract amendable date.
In November 2025, TWU filed a petition with the NMB seeking to represent the Company's dispatchers, air traffic system controllers, and system controllers. The NMB has authorized an election which will run from January 15, 2026 through February 26, 2026. The vote is scheduled to be counted on or around February 26, 2026.
IAM
In November 2025, the International Association of Machinists & Aerospace Workers ("IAM") filed a petition with the NMB seeking to represent the Company's ground operations class of employees. The NMB reviewed IAM's submission and determined IAM failed to show it had the required amount of authorization cards to hold an election.
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

Our average active full-time equivalent crewmembers for the year ended December 31, 2025 consisted of:

Crewmember Group	Average full-time equivalent crewmembers
Pilots	4,326
Inflight (1)	5,331
Airport operations	3,929
Technicians (2)	1,008
Reservation agents	402
Management and other personnel	4,263
(1) Referred to as flight attendants by other airlines.
(2) Referred to as mechanics by other airlines.
For the year ended December 31, 2025, we employed an average of 18,971 active full-time and 3,116 active part-time crewmembers. Our average number of active full-time equivalent crewmembers decreased by 2.8% compared to 2024.
Crewmember and Community Programs
We are committed to treating our crewmembers and customers with dignity and respect, in line with our mission to bring humanity back to air travel. As such, we support our crewmembers through a number of programs, including a JetBlue Scholars program and a crewmember crisis fund.
The JetBlue Scholars' program assists crewmembers in earning an undergraduate degree more cost-effectively through online, self-directed, credit approved courses. Crewmembers may also contribute to or participate in our crewmember crisis fund, JCCF, a 501(c)(3) non-profit charitable organization, which provides assistance to JetBlue crewmembers and their immediate family members with short-term financial support in times of crisis and unexpected emergencies when other resources are not available.
JetBlue is committed to supporting the communities and BlueCities we serve through a variety of community programs which focus on the youth and education, community and environment. We also have established the JetBlue Foundation, a 501(c)(3) non-profit corporation, focused on raising awareness for careers in science, technology, engineering and math ("STEM"), and aviation. Since inception, our crewmembers have volunteered over 1.5 million hours to the communities that they live and work in.
Sustainability
JetBlue aims to mitigate risks to promote the long-term sustainability of our business. Customers, crewmembers and our communities are key to JetBlue's sustainability strategy.
We are focused on decreasing our carbon footprint to mitigate the various risks posed to our Company. We have integrated science-based environmental risks and opportunities into broader business goals and decision-making processes, and taken steps to review and update our sustainability initiatives, including adopting greenhouse gas ("GHG") emissions reduction targets, sourcing Sustainable Aviation Fuel ("SAF"), driving increased fuel efficiency, and partnering with sustainability-related companies.
REGULATION
Airlines are heavily regulated, with rules and regulations set by various federal, state, and local agencies. Most of our airline operations are regulated by U.S. governmental agencies, including:
DOT - The DOT primarily regulates economic issues affecting air service including, but not limited to, certification and fitness, insurance, consumer protection, and competitive practices. It has the authority to investigate and institute proceedings to enforce its economic regulations, including its tarmac delay, full fare advertising and unfair and deceptive practice regulations, and may assess civil penalties, impose consumer protection remedies, revoke operating authority, and seek criminal sanctions for various levels and manners of non-compliance.
FAA - The FAA primarily regulates flight operations, in particular, matters affecting air safety. This includes but is not limited to airworthiness requirements for aircraft, the licensing of pilots, mechanics and dispatchers, and the certification of flight attendants. It requires each airline to obtain an operating certificate authorizing the airline to operate at specific airports using specified equipment. Like all U.S. certified carriers, JetBlue cannot fly to new destinations without the prior authorization of the FAA. After providing notice and a hearing, the FAA has the authority to modify, suspend temporarily, or revoke permanently our authority to provide air transportation or that of our licensed personnel for failure to comply with FAA regulations. It can additionally assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain FAA regulations. When significant safety issues are involved, it can revoke a U.S. carrier's authority to provide air transportation on an emergency basis, without providing notice and a hearing. It monitors our compliance with maintenance as well as flight operations and safety regulations. It maintains a requisite level of oversight and performs frequent in-person spot inspections of our aircraft, crewmembers, and records. The FAA also has the authority to issue airworthiness directives and other mandatory orders. This includes the inspection of aircraft and engines, fire retardant and smoke detection devices, collision and wind shear avoidance systems, noise abatement, and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future. We have and maintain FAA certificates of airworthiness for all of our aircraft and have the necessary FAA authority to fly to all of the destinations we currently serve.
Airport Access - Federal regulations, administered by the FAA, manage congestion at four U.S. airports: Ronald Reagan Washington National, LaGuardia, and JFK, with slots, and Newark, with operating authorizations. A slot is legal permission to conduct an arrival or departure. FAA rules limit the air traffic in and out of these airports during specific times; however, even with the rules in place, delays remain among the highest in the nation due to continuing shortages in the air traffic control workforce. Additionally, we have slots at Westchester County Airport, which is governed by unique local ordinances not subject to federal regulation as well as international destinations.
Transportation Security Administration and U.S. Customs and Border Protection - The Transportation Security Administration ("TSA") and the U.S. Customs and Border Protection ("CBP") operate under the Department of Homeland Security and are responsible for all civil aviation security. This includes passenger and baggage screening; cargo security measures; airport security; assessment and distribution of intelligence; security research and development; international passenger screening; customs; and agriculture. They also have enforcement powers and the authority to issue regulations, including in cases of national emergency, without a notice or comment period. They can also assess civil penalties for such failures as well as institute proceedings for the imposition and collection of monetary fines for the violation of certain regulations.
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
We believe we are operating in compliance with DOT, FAA, TSA, CBP, and applicable international regulations and hold all necessary operating and airworthiness authorizations and certificates. Should any of these authorizations or certificates be modified, suspended, or revoked, our business could be materially adversely affected.
Other
Environmental - We are subject to various federal, state and local environmental laws, including the regulation of emissions, the discharge or disposal of materials and chemicals, as well as the regulation of aircraft noise administered by numerous state and federal agencies.
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
Historical concern over climate change, including the impact of global warming, has led to U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the International Civil Aviation Organization ("ICAO") passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program intended to promote carbon-neutral growth beyond 2020. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance relative to a predetermined baseline is scheduled to be implemented through multiple phases that began in 2021. ICAO continues to develop details regarding implementation and, while we expect compliance with CORSIA will increase our operating costs, the anticipated cost of compliance with CORSIA is uncertain due to a number of factors, including the volatility in demand for international air travel, regulatory uncertainty, and uncertainty in the supply and price of eligible carbon offsets or low-carbon aircraft fuels.
In January 2021, the U.S. Environmental Protection Agency ("USEPA") promulgated a final rule implementing the 2017 ICAO aircraft engine GHG emission standards, which will apply to larger business and commercial jet aircraft with either new design types (not previously certified by the FAA) or existing design types that are in production as of January 1, 2028. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations became effective in April 2024 and apply to airplanes manufactured after January 1, 2028, as well as to uncertified large business and commercial jet aircrafts.
Federal tax law, as most recently modified under the One Big Beautiful Bill Act ("OBBB"), provides for the Clean Fuel Production Credit ("45Z") tax credit for sustainable aviation fuel ("SAF"). The SAF credit applies to a qualified fuel mixture containing sustainable aviation fuel for certain sales or uses and provides up to a $1.00 credit for each gallon of SAF in a qualified mixture produced beginning in January 1, 2026 through December 31, 2029. Under the OBBB, credits are limited to SAF derived from feedstock sourced domestically or from Mexico and Canada. In 2025, the bipartisan Securing America's Fuels ("SAF") Act was introduced in the U.S. House with the aim of increasing the value of the credit for SAF to $1.75 per gallon (the level available prior to the passage of the OBBB) and extending the entire 45Z tax credit through 2033. We believe tax credits like 45Z are an important step in helping the U.S. airline industry reach its goal of achieving net-zero carbon emissions by 2050, as well as our own goal of net zero emissions by 2040.
There are also growing initiatives to mandate use of SAF or otherwise reduce GHG emissions associated with various aircraft design types. For example, the EU adopted a regulation that entered into force in 2024, imposing a SAF blending standard starting at 2% in 2025 and rising to 70% in 2050. Other countries, including the UK, have adopted or are considering adopting similar SAF requirements. In the U.S., USEPA issues annual regulations under the Renewable Fuel Standard ("RFS") program that require the national pool of transportation fuel to contain a certain percentage of alternative fuels such as SAF. Though the obligated party under these programs is the fuel provider, JetBlue has worked with its fuel partners to proactively plan for SAF requirements. JetBlue has similarly worked alongside our partner airlines to preemptively understand reporting requirements. For more information, see our risk factor titled "Compliance with environmental laws and regulations may cause us to incur substantial costs."
Foreign Ownership - Under federal law and DOT regulations, JetBlue must be controlled by U.S. citizens. In this regard, our chief executive officer and at least two-thirds of our Board must be U.S. citizens. Further, no more than 25% of our outstanding common stock may be voted by non-U.S. citizens. We believe we are currently in compliance with these requirements.
Other Regulations - All airlines are subject to a multitude of federal regulations including certain provisions of the Communications Act of 1934 due to their extensive use of radio and other communication facilities. They are also required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent we are subject to FCC requirements, we take all necessary steps to comply with those requirements. Similarly, we are subject to various market and consumer protection laws and regulations promulgated by the Federal Trade Commission ("FTC"). The FTC has promulgated guidelines on certain environmental marketing claims and is currently reviewing such guidelines for potential updates, including potentially initiating rule making relating to such claims under its FTC Act authority. Similar laws in other jurisdictions, including various U.S. states, include similar or more stringent regulations on such marketing claims.
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
ITEM 1A.    RISK FACTORS
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause our actual results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. You should read the following section in conjunction with the following sections of this Report: Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," our consolidated financial statements and the related notes, included in Part II, Item 8 and our "Forward-Looking Information."
RISKS RELATED TO JETBLUE
Competitive Risks
We operate in an extremely competitive industry.
The domestic airline industry is characterized by low profit margins, high fixed costs, and significant competition. We currently compete with other airlines on all of our routes. Most of our competitors are larger and have greater financial resources and name recognition than we do. Following our entry into new markets or expansion of existing markets, some of our competitors have chosen to add service or engage in extensive price competition. Unanticipated shortfalls in expected revenues as a result of price competition or in the number of passengers carried would negatively impact our financial results and harm our business. We also face competition from surface transportation and technological alternatives to travel, such as virtual meetings, teleconferencing, and videoconferencing, particularly during periods of unfavorable economic conditions. The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares required to maintain profitable operations in new and existing markets and could impede our ability to execute on our growth and profitability strategies, including JetForward, which would harm our business.
Furthermore, there have been numerous mergers and acquisitions within the airline industry over the years, as well as cooperative marketing alliances and joint ventures. The industry may continue to change. Any business combination, or other industry consolidation could significantly alter industry conditions and competition within the airline industry. Additionally, the current political and regulatory climate may alter, delay or prevent industry consolidation and growth. Lastly, if a traditional network airline were to fully develop a low-cost structure, or if we were to experience increased competition from low-cost carriers or new entrants, our business could be materially adversely affected.
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
At present, we have existing aircraft commitments through 2033. As technological evolution occurs in our industry, through the use of composites and other innovations, we may be competitively disadvantaged because we have existing extensive fleet commitments that could prohibit us from adopting new technologies on an expedited basis. Unanticipated delays in adopting new technology or other issues may require the Company to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs, or reductions to the Company's schedule, thereby reducing revenues.
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
Our strategic operating plan also includes collaborative arrangements with other airlines, including our Blue Sky collaboration with United Airlines and similar industry standard interline agreements, which may involve operational, technological and commercial coordination. These initiatives may present additional execution risks, including systems challenges, increased complexity, higher than anticipated implementation or operating costs, regulatory scrutiny or delays, labor disputes and the risk that such initiatives do not achieve their anticipated benefits or desired results.
In addition, we cannot provide any assurance that we will be able to successfully execute our strategic plan, that the growth that we anticipate will occur through execution of our strategic plan will not exacerbate any other risk described herein, that our strategic plan will not result in additional unanticipated costs, that our suppliers will timely provide adequate products or support for our products (including but not limited to engine support and certification of aircraft), or that our strategic plan will result in improvements in future financial performance. If we do not successfully execute our JetForward or other strategic plans, or if actual results vary significantly from our expectations, our business, operating results, financial condition, and market capitalization could be materially and adversely impacted. The failure to successfully structure our business to meet market conditions could have a material adverse effect on our business, operating results, and financial condition.
Our business is highly dependent on the availability of fuel, and fuel is subject to price volatility.
Our results of operations are heavily impacted by the price and availability of fuel. Fuel costs comprise a substantial portion of our total operating expenses. Historically, fuel costs, such as U.S. Gulf Coast Jet, have been subject to wide price fluctuations, ranging from a low of $1.83 per gallon to a high of $3.85 per gallon from January 1, 2023 to December 31, 2025. These fluctuations are based on geopolitical factors as well as supply and demand. In addition, given our dependency on New York harbor jet fuel, we may be impacted more than our competitors by these price spikes due to decreases in refining capacity and increases in U.S. exports filling the void left by Russia. The price per gallon for New York harbor jet fuel has ranged from a low of $1.91 to $5.77 per gallon from January 1, 2023 to December 31, 2025. The availability of fuel is not only dependent on crude oil but also on refining capacity. When even a small amount of the domestic or global oil refining capacity becomes unavailable, supply shortages can result for extended periods of time. The availability of fuel is also affected by demand for home heating oil, gasoline and other petroleum products, as well as crude oil reserves, dependence on foreign imports of crude oil and potential hostilities in oil producing areas of the world. Because of the effects of these factors on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.
Our aircraft fuel purchase agreements do not protect us against price increases or guarantee the availability of fuel. Additionally, some of our competitors may have more leverage than we do in obtaining fuel. We have and may continue to enter into a variety of option contracts and swap agreements for crude oil, heating oil, and jet fuel to partially protect against significant increases in fuel prices. However, such contracts and agreements do not completely protect us against price volatility, are limited in volume and duration, can be less effective during volatile market conditions and may carry counterparty risk. Under the fuel hedge contracts we may enter from time to time, counterparties to those contracts may require us to fund the margin associated with any loss position on the contracts. Meeting our obligations to fund these margin calls could adversely affect our liquidity.
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
As our crewmembers' tenure with JetBlue matures, our salaries, wages, and benefits costs increase. As our overall workforce ages, we expect the cost of our medical and related benefits to increase as well, despite an increased corporate focus on crewmember wellness. As part of our overall profitability strategy, we periodically offer voluntary separation packages to certain crewmembers, with the goal of reducing fixed costs by giving people who work in a number of corporate functions, in our airports, and in our customer support centers the opportunity to leave JetBlue with a departing pay and benefits package. There can be no assurance that these measures will lead to a significant reduction in costs.
A material reduction in the rate of interchange reimbursement fees or other regulatory actions that may materially affect the economics of credit card programs could have an adverse effect on JetBlue's business and operating results.
The TrueBlue® loyalty program operated by us, and the programs operated by our TrueBlue® partners and the payment card transactions conducted in connection with such programs, are significantly impacted by the rate of interchange reimbursement fees (i.e., the fees charged to merchants by the issuing banks), for which rates have historically been set by card processing networks. In addition, the overall economics of the TrueBlue® loyalty program are influenced by other sources of revenue and costs affecting the issuing banks that support the program, including those arising from payment card transactions. Interchange reimbursement fees continue to be subject to increased government regulation globally, and such regulations may be conflicting across jurisdictions in which we operate. It may be complex, costly, or infeasible to comply with such regulations, which could have an adverse effect on JetBlue's business and operating results. In addition, regulatory authorities and central banks in a number of jurisdictions have been reviewed or are reviewing these fees and related practices, and may enact regulations that exert downward pressure on such fees. For example, regulations adopted by the U.S. Governors of the Federal Reserve System ("Federal Reserve") cap the maximum U.S. debit interchange reimbursement rate received by card issuers operating in the U.S. with assets of $10 billion or more at 21 cents plus 5 basis points per transaction, plus a possible fraud adjustment of 1 cent. There has also been proposed revisions to the limits on interchange reimbursement fees set by the Federal Reserve and previously been bipartisan legislation that would limit interchange reimbursement fees for credit card transactions which, if enacted, could fundamentally alter the profitability of our agreements with co-branded credit card partners and the benefits we provide to our customers through the co-branded credit cards issued by these partners. In addition, legislative or regulatory actions that limit or cap interest rates, fees or other revenue sources associated with credit card products could reduce the availability of credit card products, limit card usage and spending, and alter consumer behavior. These developments could reduce willingness or ability of issuing banks to fund loyalty rewards, marketing support or other program economics, or could result in the renegotiation or termination of co-branded credit card agreements. A material decrease in the rate of interchange reimbursement fees, or other adverse changes to the economics of credit card programs, including limits on interest rates, fees, or other issuer revenue sources, either voluntarily by card processing networks or mandated by authorities, would adversely affect the TrueBlue® loyalty program, as well as the loyalty programs that our airline partners operate, and would have an adverse effect on JetBlue's business and operating results. There can be no assurance that there will not be a material decrease in interchange reimbursement fees, or other regulatory actions affecting credit card economics, including due to new laws or regulatory action by the government.
Because we derive a portion of our revenues from operations outside the United States, the risks of doing business internationally, or in a particular country or region, could lower our revenues, increase our costs, reduce our profits, or disrupt our business.
We currently operate in 32 countries around the world. Our available seat miles that take off or land outside the United States and Canada represented approximately 40% of our revenues for the year ended December 31, 2025. Over the long term, we expect our international operations may account for an increasing portion of our total revenues and available seat miles. Expansion into new international markets may have risks due to factors specific to those markets. In connection with our international operations, we are required to comply with U.S. and other applicable economic and trade sanctions laws and regulations, which restrict our ability to transact and deal with certain countries, regions, governments, and persons.
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
•political and economic instability;
•fluctuations in GDP, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets, trafficking and the imposition of tariffs, taxes or other charges by governments;
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
Moreover, the Organization for Economic Co-operation and Development (the "OECD") has announced an accord commonly referred to as "Pillar Two" to set a global minimum tax rate of 15% on corporate profits. The OECD and numerous countries also reached an accord to exempt U.S. based corporations from many of the requirements of Pillar Two. The ultimate impact of Pillar Two is uncertain and may have an adverse effect on our business. We cannot predict whether the U.S. Congress or any other governmental body may enact new tax legislation or tax regulations, or offer any assurance that new legislation or regulations, including changes to existing laws and regulations, will not have an adverse effect on our business, results of operations, financial condition or prospects
Our high aircraft utilization rate helps us keep our costs low, but also makes us vulnerable to delays and cancellations; such delays and cancellations could reduce our profitability and harm our reputation.
We maintain a high daily aircraft utilization rate, which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion, infrastructure failures (such as technical issues with air-traffic control systems), unscheduled maintenance events, issues associated with the availability and effectiveness of air traffic personnel, and skilled labor shortages, including with respect to pilots. The majority of our operations are concentrated in the Northeast and Florida, which are particularly vulnerable to weather and congestion delays. Reduced aircraft utilization may limit our ability to achieve and maintain profitability as well as lead to customer dissatisfaction and reputational harm.
Our business is highly dependent on the New York metropolitan market and increases in competition or congestion or a reduction in demand for air travel in this market, or governmental reduction of our operating capacity at JFK, could harm our business.
We are highly dependent on the New York metropolitan market where we maintain a large presence with approximately one-half of our daily flights having JFK, LaGuardia, Newark, Westchester County Airport or Long Island MacArthur Airport as either their origin or destination. We have historically experienced an increase in flight delays and cancellations at these airports due to airport congestion which has adversely affected our operating performance and results of operations. Our business could be further harmed by an increase in the amount of direct competition we face in the New York metropolitan market or by continued or increased congestion, delays or cancellations. Our business would also be harmed by any circumstances causing a reduction in demand for air transportation in the New York metropolitan area, such as adverse changes in local economic conditions, health concerns, climatic concerns (including adverse weather and sea-level rise), negative public perception of

New York City, acts of terrorism, or significant price or tax increases linked to increases in airport access costs and fees imposed on passengers. In addition, ATC staffing shortages in the Northeast and Florida have forced us to cut back our capacity plans to help protect our operations. Even with recently approved federal funding to support ATC reform, there is no assurance that allocations will prioritize the New York airspace or that such allocations will be completely effective. If the New York airspace does not receive timely and effective deployment of resources, congestion, delays, cancellations, and operational constraints in our New York markets could continue or intensify, adversely affecting our operations and results. The FAA has granted a temporary slot relief of 10% until October 2026, but there is no guarantee that relief will be extended and ATC staffing shortages may continue beyond the period of relief.
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
We may be impacted by increases in airport expenses relating to infrastructure and facilities, as well as by infrastructure and regulatory disruptions or failures.
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
Our operations have and may in the future be impacted by disruptions associated with the current ATC system utilized by the U.S. government. The air traffic controller shortage and outdated ATC system, as well as the U.S. governmental shutdowns, has led to short-term capacity constraints imposed by government agencies and has resulted in delays and disruptions of air traffic during peak travel periods in certain markets due to its inability to handle demand and reduced resiliency in the event of a failure causing flight cancellations and delays. Failure to continue the process of modernizing the ATC system in a timely manner, or imposing substantial funding requirements on air carriers, may have an adverse impact on the Company's financial condition or operating results.
Our results of operations fluctuate due to seasonality, weather, and other factors.
We expect our quarterly operating results to fluctuate due to seasonality including high vacation and leisure demand generally occurring on our Florida and Caribbean routes between October and April and on our western routes during the summer. Actions of our competitors and travel restrictions may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, including snow storms and hurricanes, than some of our competitors as a result of our operations being concentrated on the East Coast. Certain of these seasonal factors, including adverse weather conditions in the East Coast, Florida and Caribbean, have been adversely affected by climate change in recent years, and are likely to continue to be adversely exacerbated by the physical effects of climate change for the foreseeable future. As we enter new markets, we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. In addition, there are inherent climate-related risks wherever business is conducted. Various meteorological phenomena and extreme weather events (including, but not limited to, storms, flooding, drought, wildfire, and extreme temperatures) may disrupt our operations or those of our suppliers and business partners, cause flight cancellations, delays, and diversions, require us to incur additional operating or capital expenditures, reduce the demand for certain of our flight offerings, or otherwise adversely impact our business, financial condition, or results of operations. The frequency and/or intensity of such events may increase over time. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures may also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period our operating results could be below the expectations of investors and any published reports or analysis regarding JetBlue. In such an event, the price of our common stock could decline, perhaps substantially.
We have been, and may from time to time be, subject to legal and regulatory proceedings that could adversely affect our business and results of operations.
From time to time, we are, and in the future may continue to be, involved in legal proceedings, claims, investigations, regulatory actions, labor disputes or other legal matters. The outcome of these and other such matters is inherently uncertain, and adverse results could result in monetary damages, fines, penalties, injunctive or other non-monetary relief, negative publicity, diversion of management's time and attention, or requirements to modify our business practices, any of which could materially adversely affect our business, reputation, financial condition, cash flows, and results of operations. Defending these matters can be costly, time-consuming and disruptive to our operations, and amounts paid in connection with judgments, settlements or penalties may not be fully covered by insurance or insurance may by unavailable, insufficient or not collectible. For additional information on certain legal matters in which we are involved, see Part I, Item 3. "Legal Proceedings," and Note 11 and Note 18 to our consolidated financial statements included in Part II, Item 8 of this Report.
We are subject to the risks of having a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product.
Our current dependence on four specific types of aircraft and engines for all of our flights makes us vulnerable to any significant problems associated with Pratt & Whitney Geared Turbofan Engines (the "PW1100G"), on our A321neo fleet; International Aero Engines (the "IAE V2533-A5"), on our Airbus A321 fleet, International Aero Engines (the "IAE V2527-A5"), on our Airbus A320 fleet, collectively (the "V2500") engine type; and Pratt & Whitney Geared Turbofan Engines (the "PW1500G"), on our A220 fleet. This could include, but is not limited to design defects, mechanical problems, contractual performance, such as delivery delays by the manufacturers, or adverse perception by the public which may result in customer avoidance or in actions by the FAA that would impede our ability to operate our aircraft, such as the FAA emergency airworthiness directive on Airbus A320-family aircraft requiring certain software updates that were identified and remediated in November 2025. Because our fleet is concentrated among a limited number of aircraft and engine types, any such issues could disproportionately affect our operations, require us to ground additional aircraft, adjust capacity plans, incur higher costs, or delay the execution of our strategic initiatives.
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A220 and Airbus A321neo fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine durability deficiencies, as of December 31, 2025, we had four aircraft grounded due to lack of engine availability, and we expect the number of aircraft groundings in 2026 to be in mid-single digits. The Company currently expects each removed engine to take approximately 200 days for the PW1500G engines and approximately 300 days for the PW1100G engines to complete a shop visit and return to a serviceable condition. Given that we expect to have a certain number of aircraft groundings into 2026 and beyond, we plan to continue to assess the resulting impact on our future capacity plans. We are currently working with Pratt & Whitney on a resolution and any potential remediation steps remains uncertain. Carriers operating a more diversified fleet are better positioned than we are to manage such events.
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
Tariffs, including those that impact commercial aircraft and related parts imported from outside the United States, or tariffs that may be escalated over time, may have a material adverse effect on our fleet, business, financial condition and results of operations.
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

Cybersecurity and Information Security Risks
Our reputation and business may be harmed, and we may be subject to legal claims if there is disruption to our information technology systems or loss, unlawful disclosure or misappropriation of, or unsanctioned access to, our customers', crewmembers', business partners' or our own information or other breaches of our information security.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services and encryption and authentication technologies licensed from third parties for credit card processing activities. In addition, we and certain of our third-party providers collect, process, and maintain data about customers, crewmembers, contractors, business partners and others, including credit card data and personally identifiable information, as well as trade secrets, financial information and other sensitive and proprietary business information (collectively, "Confidential Information"). The secure maintenance and transmission of customer and crewmember information, in particular, is a critical element of our operations.
We face numerous and evolving cybersecurity and privacy risks and threats, such as criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, social engineering, employee malfeasance, and human or technological error, including misconfigurations, bugs, and other vulnerabilities in software and hardware that support our operations. High-profile cyberattacks and security breaches at other companies and in government agencies have increased in recent years, and security industry experts and government officials have warned about the risks of cyberattacks targeting businesses such as ours. Because we make extensive use of third-party providers, such as online services and centralized data processing, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems beyond our control could materially impact our business. In many cases, we have limited ability to monitor or verify the security practices of these business partners or their subcontractors. Given the nature of complex systems, software and services like ours, and the scanning tools that we and our third parties deploy across our IT Systems, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. If attackers are able to exploit vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact IT Systems and Confidential Information.
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
Based on our current assessments, to date, we have not identified any cybersecurity incidents that have materially affected our business, operations, or financial condition, consistent with our disclosure in Item 1C. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors become increasingly sophisticated in leveraging techniques and tools (including artificial intelligence) that circumvent security controls, evade detection, and even remove forensic evidence. This means we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact on our IT Systems or Confidential Information. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully effective in protecting our systems and information.
Any compromises to the confidentiality, integrity or availability of our IT Systems or Confidential Information could have a material adverse effect on our reputation, business, operating results, and financial condition, and could result in a loss of customers. For example, personal information may be lost, disclosed, accessed, or taken without consent. Additionally, any material failure by us to achieve or maintain compliance with the Payment Card Industry Data Security Standards, ("PCI DSS") and related requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any such loss, disclosure or misappropriation of, or access to, customers', crewmembers' or business partners' information or other breach of our information security or IT Systems can result in legal claims or legal proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration/remediation and regulatory compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. Furthermore, the loss, disclosure or misappropriation of our business information may materially adversely affect our business, operating results, and financial condition. While we evaluate and procure insurance policies that are intended to address liabilities and losses associated with cybersecurity risks and threats, there is no guarantee that any policies would cover any or all of the losses associated with a cyberattack or other security incident, or that we will be able to procure such coverage in the future. Emerging technologies, including artificial intelligence used both by us and by threat actors, could introduce new vulnerabilities, enable more sophisticated attacks, or lead to unintended processing or disclosure of data. Given our reliance on complex technology and third-party-operated systems to support flight operations, crew scheduling, maintenance, and customer service, certain cybersecurity incidents, even if originating at third parties, could materially disrupt our operations, lead to flight delays or cancellations, or otherwise adversely affect safety, revenue, and customer experience.
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
Data Privacy and Security Compliance Risks
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
Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, including requirements for varying levels of customer notification in the event of a data breach. Federal and state regulations in the cybersecurity and privacy area continue to develop and evolve, including laws in jurisdictions such as California that provide for potential statutory damages in certain types of data breaches. International regulations add complexity as we expand our services and include more passengers from other countries. Many of our commercial business partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the PCI DSS Council, founded by the credit card companies, to comply with their highest level of data security standards. We are also subject to evolving laws and rules regarding the reporting and disclosure of cybersecurity incidents, which may increase our compliance obligations or costs.
A significant data security breach or our failure to comply with applicable U.S. or foreign data security regulations or other data security standards may expose us to litigation, claims for contract breach, fines, sanctions or other penalties, which could disrupt our operations, harm our reputation, and materially and adversely affect our business, results of operations, and financial condition. The costs to remediate breaches and similar system compromises that do occur could be material. In addition, as cyber crimes become more frequent, intense, and sophisticated, the costs of proactive defensive measures may increase. Failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties, and cause us to incur further related costs and expenses.
Compliance with ever-evolving federal, state, and foreign laws and other requirements relating to the handling of information about individuals necessitates significant expenditure and resources, and any failure by us or our business partners to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes "personal data," "personal information," "personally identifiable information," or similar terms under applicable data privacy laws (collectively, "Personal Information"), including from and about actual customers, as well as our crewmembers, and business contacts. We also depend on business partners in relation to the operation of our business, a number of which process Personal Information on our behalf.
We and our business partners are subject to a variety of federal, state and foreign data privacy laws, rules, regulations, industry standards and other requirements, including those that apply generally to the handling of Personal Information, and those that are specific to certain industries, sectors, contexts, or locations. These requirements, and their application, interpretation and amendment are constantly evolving. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could hinder our ability to grow our business by extracting value from our data assets.
In recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act ("CCPA") requires businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business's collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California residents' personal information on the business's behalf. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws.
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
We compete against other major U.S. airlines for pilots, mechanics, and other skilled labor; some of them offer wage and benefit packages exceeding ours. As more pilots in the industry approach mandatory retirement age, the U.S. airline industry has been affected by a pilot shortage, which may worsen over time. At times, we have been required to increase wages and benefits in order to attract and retain qualified personnel, and we may be required to commit to further increases in the future or risk considerable crewmember turnover. If we are unable to attract, train, and retain qualified crewmembers of all backgrounds, experiences, and skill sets, our business could be harmed and we may be unable to implement our growth plans. However, negative perception of our crewmember talent initiatives, whether due to our perceived over- or under- pursuit of such initiatives, may likewise result in issues retaining qualified employees, as well as potential litigation or other adverse impacts. In addition, our business may be harmed if we lose too many individuals with institutional knowledge.
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

We may be subject to further unionization, work stoppages, slowdowns or increased labor costs, and the unionization of our pilots, flight instructors and inflight crewmembers have and could continue to result in increased labor costs.
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
In April 2018, JetBlue inflight crewmembers elected to be represented by TWU. In December 2021, our inflight crewmembers ratified our first collective bargaining agreement with TWU, which is a five-year, renewable contract effective December 13, 2021. The option for TWU to initiate negotiations began on January 1, 2025 and is ongoing until the contract amendable date of December 13, 2026.
On July 14, 2022, TWU filed a representation application with the NMB seeking an election among the 35 pilot instructors ("Flight Instructors"). The Flight Instructors voted for TWU representation. Contract negotiations for an initial CBA began in April 2024 and are ongoing.
In November 2025, TWU filed a petition with the NMB seeking to represent the Company’s dispatchers, air traffic system controllers, and system controllers. The NMB has authorized an election which will run from January 15, 2026 through February 26, 2026. The vote is scheduled to be counted on or around February 26, 2026.
Reputational Risks
Our reputation and financial results could be harmed in the event of an accident or incident involving our aircraft.
An accident or incident involving one of our aircraft could involve significant potential claims of injured passengers or others in addition to repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. We are required by the DOT to carry liability insurance. Although we believe we currently maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate and we may be forced to bear substantial losses from an accident or incident. Substantial claims resulting from an accident or incident in excess of our related insurance coverage would harm our business and financial results. Moreover, any aircraft accident or incident, even if fully covered by our existing insurance, could cause a public perception that we are less safe or reliable than other airlines which would harm our business.
We have been, and may from time to time be, impacted by events that do not affect the safe operation of the aircraft, such as issues involving onboard conditions or aircraft systems, which could nevertheless result in adverse publicity, customer or crewmember complaints, regulatory scrutiny, claims or litigation, or reputational harm.
Our business depends on our strong reputation and the value of the JetBlue brand.
The JetBlue brand name symbolizes our values of high-quality, friendly customer service, innovation, fun, and a pleasant travel experience. JetBlue is a widely recognized and respected global brand; the JetBlue brand is one of our most important and valuable assets. The JetBlue brand name and our corporate reputation are powerful sales and marketing tools and we devote significant resources to promoting and protecting them. Adverse publicity, whether or not justified, relating to activities by our crewmembers, contractors, or agents could tarnish our reputation and reduce the value of our brand. Increasingly, the perception our customers and other stakeholders have about how we address the risks and opportunities we face related to hiring and retention initiatives and climate change engagement, our role in the communities in which we operate, our relationship with our crewmembers, and other considerations may impact our reputation. Furthermore, increased usage of social media platforms presents increased risks to our reputation and our business. We may suffer damage to our reputation as a result of negative or inaccurate posts or comments about JetBlue on social media platforms, including related delays or cancellations on our flights even when these are due to weather or other circumstances that are outside of our control. In addition, inappropriate and/or unauthorized use of our social media platforms by our crewmembers or others associated with us may damage our reputation, and could lead to legal implications in the event that information is improperly collected and/or disseminated, or non-public sensitive information related to JetBlue or others is disclosed. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Financing and Financial Risks
We have a significant amount of fixed obligations and we expect to incur significantly more fixed obligations in the future, which could harm our ability to service our current obligations or satisfy future fixed obligations.
As of December 31, 2025, our debt and finance lease obligations, including interest were approximately $11.5 billion. In addition, we have a significant amount of other fixed obligations under operating leases related to our aircraft, airport terminal space, airport hangars, other facilities, and office space. As of December 31, 2025, future minimum payments under non-cancelable leases and other financing obligations were approximately $3.3 billion.
As of December 31, 2025, we had commitments of approximately $5.7 billion to purchase 86 additional aircraft and related flight equipment through 2033, including estimated amounts for contractual price escalations and pre-delivery deposits. We may incur additional debt and other fixed obligations as we take delivery of new aircraft or finance unencumbered aircraft in our fleet and other equipment and continue to expand into new or existing markets. In an effort to limit the incurrence of significant additional debt, we may seek to defer some of our scheduled deliveries, sell or lease aircraft to others, or pay cash for new aircraft, to the extent necessary or possible. The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes.
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
•require us to incur more interest expense than we currently do if rates were to increase, since approximately 22% of our debt has floating interest rates;
•place us at a possible competitive disadvantage compared to less leveraged competitors and competitors with better access to capital resources or more favorable financing terms; and
•lead to rating agency downgrades which in turn could impact our ability to raise capital at attractive terms.
Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows and access to the capital markets to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure that we will be able to generate sufficient cash flows from our operations or from capital market activities to pay our debt and other fixed obligations as they become due. If we fail to do so, our business could be harmed. If we are unable to make payments on our debt and other fixed obligations, we could be forced to renegotiate those obligations or seek to obtain additional equity or other forms of additional financing.
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

See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report for additional information regarding our liquidity as of December 31, 2025.
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
As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $4.8 billion and net interest expense carryforwards of approximately $731 million available to offset future U.S. federal taxable income. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," the corporation's ability to use certain pre-change U.S. federal income tax attributes (including carryforward tax attributes) to offset its post-change taxable income may be limited. In general, an "ownership change" occurs if there is a cumulative change in ownership of the relevant corporation by "5% shareholders" (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. We could experience ownership changes as a result of future shifts in our stock ownership. If we experience such an ownership change, then we may be limited in our ability to use certain of our tax attributes that could otherwise reduce taxes owed on our net taxable income. Any such limitations could adversely impact our business, operating results, liquidity and financial condition. Future legislative or regulatory changes also could limit our ability to use certain of our tax attributes.
Artificial Intelligence ("AI") Related Risks
Our development and use of AI-powered solutions could lead to operational, reputational, or competitive harm, legal and regulatory risk, and additional costs.
We leverage automated technologies and systems, including predictive and generative AI solutions, to enable more efficient operation of our business. These capabilities are applied across a range of business areas, including providing support for real-time operational decisions, enabling tailored customer interactions, and informing demand forecasting and commercial strategies. We expect to continue investing in the advancement of these technologies; however, there can be no assurance that the ongoing use of, or our investments in, AI will always enhance our offerings or generate benefits for our business.
In particular, the performance of our services and business, as well as our reputation, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party if the AI-powered solutions used by the Company are inadequately or incorrectly designed or implemented; trained or reliant on, inadequate, inaccurate, incomplete, misleading, biased or otherwise poor-quality data or algorithms, or on data or algorithms to which we do not have sufficient rights or in relation to which we and/or the providers of such data or algorithms have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity threats, service outages, or other similar incidents, or material performance issues. Certain AI-powered solutions used by the Company are licensed by third parties and when used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider. There is also a risk that our use of generative AI could produce biased, inaccurate, incomplete, misleading or poor-quality content or other discriminatory or unexpected results or behaviors, all of which could harm our reputation, business, or customer relationships. While we exercise diligence in ensuring the accuracy of AI generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies. We also use and have modified certain third-party generative AI-powered solutions that are made available under an open-source license. Use of open-source generative AI could introduce inaccuracies or vulnerabilities that we are unable to anticipate, detect, or control. If the licensor for such open-source generative AI developed their models by training on data or algorithms that was inadequate, inaccurate, incomplete, misleading biased or otherwise poor-quality, or for which it did not have the appropriate rights, we could be subject to claims or lawsuits, including for infringement of third-party intellectual property. It is also possible that sophisticated attackers may exploit vulnerabilities in open-source generative AI to obtain access to our sensitive data or alter the outputs or results. For additional information concerning risks with respect to cyberattacks, cybersecurity breaches, service outages or other similar incidents, see the risk factors under "Cybersecurity and Information Security Risks."
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
The regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect our current uses of AI, or could be rescinded or amended as new administrations take differing approaches to evolving AI. We have also been, and may be subject to, requests and/or demands by third parties, including our security holders, partners and counterparties, with respect to the oversight and practices of our AI usage. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI, and new laws regulating the use of AI have either entered into force in the United States and the EU or are expected to enter into force. For example, the European Union's Artificial Intelligence Act (the "AI Act"), which entered into force on August 1, 2024, establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. The majority of the substantive requirements from the AI Act will apply from August 2, 2026 and this framework categorizes AI systems, based on the risks associated with such AI systems' intended purposes, as creating unacceptable or high risks, with all other AI systems being considered limited or low risk. There is a risk that our current or future use of AI may obligate us to comply with the applicable requirements of the AI Act, which may impose additional costs on us, increase our risk of liability and fines or otherwise adversely affect our business, results of operations, financial condition and future prospects. For additional information concerning risks with respect to compliance with data privacy laws, see the risk factors under "Data Privacy and Security Compliance Risks."
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
Any outbreak or resurgence of a disease, which affect travel behavior, travel demand, or travel restrictions, or a similar public health threat, or fear of such an event could have a material adverse impact on airlines. In addition, outbreaks of disease could result in quarantines of our crewmembers, business partners and their suppliers, or an inability to access facilities or our aircraft, which could adversely affect our operations. Certain environmental disasters may be caused or adversely exacerbated by the physical impacts of climate change. For more information, please see our risk factor titled "Our results of operations fluctuate due to seasonality, weather, and other factors."
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
Governmental authorities in the U.S. and abroad are increasingly focused on potential contamination resulting from the use of certain chemicals, most notably per- and polyfluoroalkyl, substances ("PFAS"). Products containing PFAS have been used in manufacturing, industrial, and consumer applications over many decades, including those related to aviation. In April 2024, the U.S. Environmental Protection Agency ("USEPA") published for public comment a new rulemaking that would designate two PFAS substances (perfluorooctanoic acid and perfluorooctanesulfonic acid) as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act. With this final rule and the introduction of any additional state or federal regulations or enforcement policies, we may incur costs in connection with reporting obligations and costs related to historic usage of PFAS-containing materials, transitioning away from the usage of PFAS-containing products, disposing of PFAS-containing waste or remediating any residual environmental impacts.
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
Additionally, regulatory, market, and other changes to respond to climate change may adversely impact our business, financial condition, or results of operations. For example, there have been significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and ground operations emissions. In October 2016, the ICAO passed a resolution adopting CORSIA, which is a global, market-based emissions offset program to encourage carbon-neutral growth in international aviation. Annual international emissions reporting is required via CORSIA as of the 2019 reporting year, and offsetting compliance is scheduled to be implemented through multiple phases that began in 2021. ICAO continues to develop details regarding implementation and, while we expect compliance with CORSIA will increase our operating costs, the anticipated cost of compliance with CORSIA is uncertain due to a number of factors, including the volatility in demand for international air travel and the uncertainty in the supply and price of eligible carbon offsets or low-carbon aircraft fuels. The USEPA has also adopted rules implementing the ICAO aircraft engine GHG emission standards. Pursuant to the Clean Air Act, the FAA issued a final rule in February 2024 to implement these standards, introducing new fuel efficiency certification regulations. These regulations took effect in April 2024 and will apply to larger business and commercial jet aircraft with either new design types (not previously certified by the FAA) or existing design types that are in production as of January 1, 2028. Under the current presidential administration, steps have been taken to withdraw from international agreements targeting climate change and rolling back USEPA regulation of GHG emissions under the Clean Air Act. Although the U.S. continues to participate in ICAO, the outcome of these developments cannot be predicted.
There are also growing initiatives to mandate use of SAF or otherwise reduce GHG emissions associated with various aircraft design types. For example, the EU adopted a regulation that entered into force 2024 imposing a SAF blending standard starting at 2% in 2025 and rising to 70% in 2050. Other countries, including the UK, have adopted or are considering adopting similar SAF requirements. In the U.S., USEPA issues annual regulations under the Renewable Fuel Standard ("RFS") program that require the national pool of transportation fuel to contain a certain percentage of alternative fuels such as SAF. These programs, in addition to our own and other airlines' commitments to increase use of SAF, may result in a competitive market for available SAF inventories or result in our inability to procure SAF at prices we find acceptable. Any regulatory uncertainty on the treatment of SAF may also impact the availability or price of SAF. Until SAF production increases, we may need to pay a significant premium for SAF above the cost of traditional fuel.

The potential impacts to our business are not known at this time, but additional costs and regulatory instability can be expected. In addition, climate change-related litigation and investigations have increased in recent years and any claims or investigations against us could be costly to defend and our business could be adversely affected by the outcome.
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
Increasing scrutiny of, and evolving expectations regarding, environmental matters may impact our business and reputation.
Companies across industries are facing increasing scrutiny from a variety of stakeholders, including states attorneys general, related to their environmental and sustainability practices. Expectations regarding voluntary sustainability initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain product or service offerings, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.
While we have in the past engaged, and expect in future to continue to engage, in voluntary initiatives (such as voluntary disclosures, certifications, or goals) to improve the profile of our Company and/or offerings or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around a company's management of such matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, legal, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous, be subject to misinterpretation, or be out of alignment with policymaker or other stakeholder expectations. If we fail, or are perceived to fail, to comply with or advance certain environmental initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary.
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
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies' profiles in making investment or voting decisions. Unfavorable ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent sustainability matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. For more information, please see our risk factor titled "Compliance with environmental laws and regulations may cause us to incur substantial costs." Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Federal government shutdowns, federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect our industry, business, results of operations and financial position.
Many of our airline operations are regulated by governmental agencies, including, but not limited to, the DOT, FAA, CBP, and the TSA. Federal government shutdowns, including the disruptive shutdowns experienced in 2025, federal budget constraints or federally imposed furloughs resulting from budget negotiation deadlocks may adversely affect the ability of these agencies to perform critical functions. If the federal government were to continue experiencing issues in reaching budgetary consensus in the future, resulting in mandatory furloughs and/or other budget constraints, or if a government shutdown were to continue for an extended period of time, our operations and results of operations could be materially negatively impacted. The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.

Changes in laws and government regulations that impose additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
Airlines are subject to extensive regulatory and legal requirements, both domestically and internationally, involving significant compliance costs. These requirements may adversely impact our business, operating results and financial condition. For example, in January 2025, the DOT assessed a civil penalty against us in connection with flights determined to be chronically delayed in 2022 and 2023. In recent years, Congress has passed laws and the agencies of the federal government, including, but not limited to, the DOT, FAA, CBP, and the TSA, have issued regulations relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws including executive orders, regulations, tax laws, and airport rates and charges have been proposed from time to time that could significantly increase the cost of or otherwise constrain airline operations or reduce the demand for air travel. For example, legislative and regulatory bodies have examined the manner in which airlines have "unbundled" the pricing in respect of certain products and services, and new rules or taxes in respect of these different revenue sources could potentially have an adverse effect on our business. If adopted or materially amended, these measures could have the effect of raising ticket prices, which in turn could affect the perception of the airline industry, reduce air travel demand and/or revenue, and increase costs. We cannot be assured that these and other laws, including executive orders, regulations, tariffs or tax laws, enacted in the future, or other changes in the political landscape, will not harm our business.
A future act of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could adversely affect our industry.
Acts of terrorism, the threat of such acts or escalation of U.S. military involvement overseas could have an adverse effect on the airline industry. In the event of an act of terrorism, whether or not successful, the airline industry would likely experience increased security requirements and significantly reduced demand. In addition, the escalation of U.S. military involvement, including in regions in which we operate or through which we transit, as well as regional political instability or hostilities, could lead to the suspension, redirection or longer routings of flights, airspace closures, increased operating costs, or service disruptions in the impacted regions. We cannot be assured that these actions, or consequences resulting from these actions, will not harm our business or the industry.
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
In recent years the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions or tariffs imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur.
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
•a Security Operations Center that monitors and responds to incidents; and
•a third-party risk management program that includes diligence and contracting processes for business partners and service providers based on their respective function and risk profile.
These processes help us manage cybersecurity risks but cannot eliminate them. JetBlue has overall responsibility for assessing and managing risks from cybersecurity threats to the Company and has an established cyber risk committee that consists of the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Information Officer and Chief Information Security Officer ("CISO"). Our CISO has primary responsibility for the design and execution of our cybersecurity risk management program, and helps the committee stay informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, including but not limited to briefings with internal security team members, threat intelligence obtained from public and private sources, and alerts and reports produced by security tools deployed in the IT environment. Our current CISO has nearly two decades of experience in IT risk and program management, threat intelligence, and cybersecurity governance; he also has several cybersecurity industry certifications and specialized training in cybersecurity. However, experience and governance cannot eliminate the cybersecurity risks described in Item 1A.
The CISO regularly briefs management's cyber risk governance committee to review and evaluate cybersecurity threats and risks to the Company. The Audit Committee, which has been delegated cybersecurity risk oversight responsibility by the Board, receives an update on cybersecurity matters at least twice annually, and the full Board receives cybersecurity updates on an annual basis. The Audit Committee Chair and the Board received additional updates, as appropriate, in connection with evolving risk, emerging threats, or significant developments. The Audit Committee also receives periodic cybersecurity reporting, including metrics and key risk indicators, through regular meeting materials and supplements.
For 2025, we reported no material cybersecurity incidents affecting the confidentiality, integrity, or availability of data or information technology systems. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We are also subject to evolving legal and regulatory requirements regarding the reporting and disclosure of cybersecurity incidents, including SEC rules, which may increase our compliance obligations. For further information, see the risk factors under Item 1A titled "Cybersecurity and Information Security Risks" and "Data Privacy and Security Compliance Risks."

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2025, our aircraft types and configurations consisted of the following (1), (2):

Aircraft	Seating Capacity	Owned	Leased (3)	Total	Average Age in Years
Airbus A220	140	59	—	59	2
Airbus A320	150	10	—	10	25
Airbus A320 Restyled	162	106	13	119	20
Airbus A321	200	28	—	28	10
Airbus A321 with Mint®	159	35	—	35	9
Airbus A321neo	200	16	—	16	6
Airbus A321neo with Mint®	160	10	—	10	3
Airbus A321neoLR with Mint®	138	11	—	11	3
		275	13	288	12
(1) Excludes the following parked aircraft:
•eight Embraer E190 owned aircraft and one Airbus A321neo XLR variant owned aircraft contracted to sell within one year.
•three Embraer E190 leased aircraft awaiting lease return.
•one permanently parked Airbus A320 owned aircraft.
•two Airbus A321neo aircraft with Mint® not yet entered into service.
(2) Includes aircraft that have been temporarily removed from service but are expected to return to operation in the future.
(3) Includes 10 operating and 3 finance leases.
As of December 31, 2025, our aircraft leases had an average remaining term of approximately 2 years, with expiration dates between 2026 and 2028.
As of December 31, 2025, we had 86 aircraft on order and scheduled for delivery through 2033. Our future aircraft delivery schedule is as follows:

	Contractual Order Book
Year	Airbus A220	Airbus A321neo (2)	Total
2026	14	1	15
2027	5	—	5
2028	11	—	11
2029	10	—	10
2030	1	3	4
Thereafter	—	41	41
Total (1)	41	45	86
(1) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.
(2) Includes one Airbus A321neo XLR variant aircraft which has been contracted to sell following delivery of the aircraft. The aircraft is anticipated to deliver in the second quarter of 2026.

Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft - marking nearly two decades of service and completing our transition to a more cost efficient and customer focused all-Airbus fleet. The Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which included 25 airframes, 60 engines and the related Embraer E190 spare parts. These aircraft sales began in July 2025 and are expected to continue through the second quarter of 2026. In 2025, we sold Embraer E190 airframes, engines, as well as full flight simulators, and recorded a net gain of $32 million related to the E190 fleet transactions, which is included in other operating expenses on our consolidated statements of operations. As of December 31, 2025, we had 11 permanently parked Embraer E190 aircraft, of which eight are owned and three are awaiting lease return.
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
A summary of our most significant lease agreements is provided below:
•JFK - We have a lease agreement with the PANYNJ for Terminal 5 through November 2042, with the option to terminate the agreement in 2033. In 2012, we amended the lease to extend into the former Terminal 6 property in order to build T5i. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partner, JFK Millennium Partners ("JMP"). In 2025, we reassessed the lease term and concluded that we intend to utilize the facility through 2042 rather than exercise the early termination option in 2033. As a result, we adjusted the related right-of-use asset and corresponding lease liability to reflect the 2042 end date.
•BOS - In May 2005, we entered into a lease with Massachusetts Port Authority ("Massport") with a five-year term (and 20 automatic one-year renewals), for five gates in Terminal C, which expanded to 11 by November 2008. We have since entered into multiple amendments with Massport to continue to grow our footprint in Terminal C. As of December 31, 2025, we leased 30 gates in Boston. Our lease with Massport is scheduled to expire in April 2030.
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
•Orlando - We have a ground lease agreement for a hangar which expires in 2035. We also occupy a training center, JetBlue University, with a lease agreement expiring in 2035 which we use for training our pilots and inflight crewmembers, as well as support training for our technical operations and airport crewmembers. This facility is equipped with 10 full flight simulators, 12 flight training devices, 4 cabin trainers, a training pool, classrooms, and support areas.
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
ITEM 3.    LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. See Note 11 and Note 18 to our consolidated financial statements included in Part II, Item 8 of this Report for a discussion of material pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stockholder Matters
Our common stock is traded on the NASDAQ Global Select Market under the symbol JBLU. As of January 31, 2026, there were approximately 350 holders of record of our common stock.
We have not paid cash dividends on our common stock and have no current intention to do so. Any future determination to pay cash dividends would be at the discretion of our Board, subject to applicable limitations under Delaware law or legislation. This decision would be dependent upon our results of operations, financial condition, and other factors deemed relevant by our Board.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We do not currently have a share repurchase program. Any future determination to enter into a share repurchase program will be at the discretion of the Board, subject to applicable legal limitations, and will depend upon our results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board. The acquisition of treasury stock reflected on our consolidated statement of cash flows for the year ended December 31, 2025, represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.

Stock Performance Graph
This performance graph shall not be deemed "filed" with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act.
The following graph compares the cumulative total stockholder return on our common stock to the cumulative total return of the S&P 500 Stock Index and the NYSE ARCA Airline Index from December 31, 2020 to December 31, 2025. The comparison assumes the investment of $100 on December 31, 2020 in our common stock and in each of the foregoing indices and assumes reinvestment of all dividends. The stock performance shown represents historical performance and is not representative of future stock performance.

200
150
100
50
0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
JetBlue Airways Corporation
S&P 500 Stock Index
NYSE ARCA Airline Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
JetBlue Airways Corporation	$100	$98	$45	$38	$54	$31
S&P 500 Stock Index	100	127	102	127	157	182
NYSE ARCA Airline Index	100	98	64	82	81	85

ITEM 6.     RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, "Risk Factors" and other parts of this Report.
We expect our operating results to fluctuate significantly from year-to-year and quarter-to-quarter in the future due to factors such as economic conditions, weather events, cost of aircraft fuel, geopolitical developments, regulatory issues, supply constraints, competition and various other factors, including those discussed in this Annual Report, many of which are outside of our control. Consequently, we believe year-over-year comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one year as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase from wage rate cost pressures, as we acquire additional aircraft, and as our fleet ages.
OVERVIEW
In 2025, we incurred a net loss of $602 million, compared to a net loss of $795 million in 2024, a decrease of $193 million compared to the prior year. This decrease is primarily due to the 2024 write off of Spirit-related costs for $532 million as a result of the termination of the Merger Agreement in March 2024, as well as lower current year fuel costs and benefits from our JetForward initiatives. The decrease was partially offset by a decrease in operating revenue due to softening demand compared to the prior year as well as higher costs related to maintenance materials and repairs and salaries, wages and benefits. Additionally, we incurred higher interest expense, primarily due to the financing of TrueBlue® loyalty program in August 2024.
During 2025, we adjusted our business to navigate a challenging macro environment by identifying cost savings and proactively reducing capacity as demand softened. Tariff uncertainty weakened consumer demand which resulted in reduced air travel spending. In addition, the fourth quarter was marked by unexpected challenges due to operational disruptions related to the government shutdown, the Airbus airworthiness directive and two major weather events contributing to higher costs and reduced capacity. Despite these headwinds, we have continued to make progress on our JetForward initiatives, partially offsetting these operating margin impacts. We introduced Blue Sky, our collaboration with United Airlines, and launched reciprocal accrual and redemption of loyalty points. Our products and perks are increasingly positioned to capture premium revenue following the enhancement of EvenMore®, the continued outperformance of preferred seating, the release of our premium credit card and the opening of our first-ever lounge at JFK. Our network changes continued to progress well and we have regained our position as Fort Lauderdale's largest airline with new routes and additional frequencies. Additionally, we continue to make progress on the JetForward cost program by implementing AI and data science technology, executing operational initiatives, and strengthening efficiencies.
2025 Results
Our 2025 financial and operational highlights include the following:
•2025 system available seat miles ("ASMs" or "capacity") decreased by 1.6% compared to 2024.
•We generated $9.1 billion in operating revenue, a decrease of $217 million, or 2.3% compared to 2024, primarily due to softening demand.
•Operating expense decreased by 5.3% year-over-year to $9.4 billion.
•Our operating expenses in 2025 and 2024 included the effects of special items. Excluding aircraft fuel, special items, and operating expenses related to our non-airline businesses, our 2025 adjusted operating expense (1) increased by 4.4% to $7.3 billion, year-over-year.
•Operating expense per available seat mile ("CASM") decreased by 3.8% to 14.51 cents year-over-year.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 6.2% to 11.2 cents year-over-year.

(1) Refer to our "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

Recent Developments
JetForward
JetForward, our strategic framework, is focused on four priority moves: delivering reliable and caring service, building the best east coast leisure network, offering products and perks customers value, and providing a secure financial future. Our JetForward plan, which is designed to support our long-term profitability goals, reflects various assumptions regarding factors that may impact our operational and financial performance. For further information on potential factors that could affect the success of our strategic initiatives, including JetForward, see Part I, Item 1A "Risk Factors."
The sections below highlight some additional changes made to support these priority moves during the year.
Reliable and Caring Service
On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In 2025, our system-wide on-time performance was 74.3% compared to 74.1% in 2024. Our completion factor remained the same at 98.6% in 2025 and 2024. Net Promoter Score increased eight points year over year reflecting customer satisfaction driven by these operational reliability improvements.
Best East Coast Leisure Network
We are focused on high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico.
In 2025, we expanded our network by launching new service from Boston to two transatlantic locations, Madrid, Spain and Edinburgh, Scotland. We began new service to San Pedro Sula, Honduras; Wilmington, North Carolina; Norfolk, Virginia; Traverse City, Michigan; Vero Beach, Florida, and returned service to Daytona Beach, Florida. We added service from Tampa and Fort Myers to various destinations and expanded Boston service to Latin America and the Caribbean.
We regained our position as Fort Lauderdale's largest airline launching over 20 new routes and adding frequencies on a dozen others. Additionally, we expanded the availability of Fort Lauderdale Mint® and are selling up to 26 daily Mint® flights touching Fort Lauderdale this winter.
We further strengthened our Mint® service by launching new seasonal Mint® service from both Newark and Orlando to Las Vegas, marking the first Mint® service in Orlando.
We announced further expansion in Europe by launching seasonal transatlantic routes from Boston to Barcelona, Spain and Milan, Italy, starting in spring 2026.
Products and Perks Customers Value
During the year, we made enhancements to our customer experience by increasing the value of our product offerings and customer experience, and positioning ourselves to capture premium revenue.
We enhanced our EvenMore® product by adding additional amenities such as dedicated overhead bin space, free alcohol, and a premium snack. Additionally, EvenMore® is now selling via global distribution systems, providing customers more opportunities to book our premium economy offering on a single ticket through travel agents and online travel agencies.
We announced our collaboration with United Airlines. This collaboration is structured to give customers of both airlines even more options to find flights that fit their plans as well as new opportunities to earn and use MileagePlus® miles and TrueBlue® points across both airlines. Blue Sky includes a standard interline between JetBlue and United Airlines, which is expected to be implemented over time. In October 2025, customers became eligible to earn and redeem points across both JetBlue Airways and United Airlines loyalty programs. We are also now able to reaccommodate customers across either airline in the event of a real-time cancellation or schedule change. In February 2026 we began to cross-merchandise flights on one another's website, and expect implementation to progress in 2026 at which point we plan to introduce additional enhancements such as reciprocal benefits including priority boarding, preferred and extra legroom seating, and same-day standby and flight changes, with anticipated implementation beginning in March 2026. Additionally, during the second quarter of 2026, we expect to begin selling United Airlines non-air ancillaries through Paisly. We plan to launch with car rentals, followed by cruises, vacation packages and travel insurance, with the expectation to be selling all ancillary products by the end of 2026.
We announced the rebranding of JetBlue Travel Products to Paisly, LLC ("Paisly"). The rebranding marks a strategic milestone within JetBlue's JetForward strategy, as Paisly evolves into a full-service, tech-enabled managed travel services company. With a mission to deliver personalized, human-first experiences, Paisly is positioned to serve not only JetBlue customers but also those of other airlines, starting with our collaboration with United Airlines, and is expected to support a growing range of partners across the broader travel landscape. The collaboration will contribute to our high-margin, high-growth Paisly business for the distribution of hotels, rental cars, cruises, travel insurance and packages under United's brand.

42

We expanded our co-brand portfolio with the launch of our premium credit card, which exceeded sign-up targets.
In December 2025, we opened BlueHouse, our first airport lounge, at JFK Terminal 5. The next BlueHouse location is scheduled to open at BOS Terminal C in 2026.
We announced that JetBlue was the first airline in the world to sign on with Amazon's Leo, an advanced low Earth orbit satellite broadband network, to bring even faster and more reliable connectivity to our onboard Wi-Fi. We expect to adopt Amazon Leo's cutting-edge technology on a portion of our fleet in 2027.
We plan to launch domestic first class in 2026, with a portion of our fleet planned to be completed by year-end and the vast majority to be complete by the end of 2027.
We were awarded the top airline for first and business class customer satisfaction in the J.D. Power 2025 North America Airlines Satisfaction Study. Additionally, our core product rose to second place for both economy and premium economy categories.
A Secure Financial Future
To secure our financial future and navigate near-term demand volatility, we are focused on maintaining a healthy liquidity position, executing cost discipline, and managing our fleet to drive capital light growth. We continue to make progress on the JetForward cost program by implementing AI and data science technology to optimize planning, better manage disruptions, and enable greater customer self service. We are modernizing fuel processes and are unlocking cost savings through technology, process and operational initiatives. Additionally, we strengthened efficiencies on our fixed support center costs.
Liquidity
At December 31, 2025, we had $2.5 billion in liquidity, which included unrestricted cash, cash equivalents, and investment securities. In addition, we had a $600 million Citibank line of credit.
For the year ended December 31, 2025, we repaid $461 million on our outstanding debt and finance lease obligations.
Refer to Note 3 to our consolidated financial statements included in Part II, Item 8 of this Report for additional information on these financing transactions.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A321neo and Airbus A220 fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine durability deficiencies, we averaged nine aircraft on the ground in 2025 and as of December 31, 2025, we had four aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 200 days for the PW1500G engines and approximately 300 days for the PW1100G engines to complete a shop visit and return to a serviceable condition.
We believe we are past the peak number of groundings and expect the number of aircraft on the ground due to lack of engine availability to be in mid-single digits in 2026. We are currently working with Pratt & Whitney on a commercial resolution and any potential remediation steps remain uncertain.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft - marking nearly two decades of service and completing our transition to a more cost efficient and customer focused all-Airbus fleet. The Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which included 25 airframes, 60 engines and the related Embraer E190 spare parts. These aircraft sales began in July 2025 and are expected to continue through the second quarter of 2026. In 2025, we sold Embraer E190 airframes, engines, as well as full flight simulators, and recorded a net gain of $32 million related to the E190 fleet transactions, which is included in other operating expenses on our consolidated statements of operations. As of December 31, 2025, we had 11 permanently parked Embraer E190 aircraft, of which eight are owned and three are awaiting lease return.

43

RESULTS OF OPERATIONS
The following discussion is a comparison of the 2025 to 2024 results of operations. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K for the year ended December 31, 2024 for detailed discussions comparing the 2024 to 2023 period.
2025 Compared to 2024
Overview
We reported a net loss of $602 million, an operating loss of $368 million and operating margin of (4.1)% for the year ended December 31, 2025. This compares to net loss of $795 million, operating loss of $684 million, and operating margin of (7.4)% for the year ended December 31, 2024. Our loss per share was $1.66 for 2025 compared to a loss per share of $2.30 for 2024.
Our 2025 and 2024 reported results included the effects of special items. Adjusting for these special items, our adjusted net loss (1) was $593 million, adjusted operating loss (1) was $338 million, and our adjusted operating margin (1) was (3.7)% for 2025. This compares to an adjusted net loss (1) of $245 million, adjusted operating loss (1) of $93 million, and an adjusted operating margin (1) of (1.0)% for 2024. Excluding special items, our adjusted loss per share (1) was $1.64 for 2025 compared to an adjusted loss per share of $0.71 for 2024.
Operating Revenues

(revenues in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2025	2024	$	%
Passenger revenue	$8,336	$8,617	(281)	(3.3)%
Other revenue	726	662	64	9.6
Total operating revenues	$9,062	$9,279	(217)	(2.3)%

Average fare	$211.93	$212.78	(0.85)	(0.4)
Yield per passenger mile (cents)	15.57	15.68	(0.11)	(0.7)
Passenger revenue per ASM (cents)	12.82	13.04	(0.22)	(1.7)
Operating revenue per ASM (cents)	13.94	14.04	(0.10)	(0.7)
Average stage length (miles)	1,301	1,287	14	1.1
Revenue passengers (thousands)	39,336	40,498	(1,162)	(2.9)
Revenue passenger miles (millions)	53,535	54,958	(1,423)	(2.6)
Available seat miles (ASMs) (millions)	65,007	66,082	(1,075)	(1.6)
Load factor	82.4%	83.2%		(0.8)	pts
Passenger revenue is our primary source of revenue which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore®. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when the transportation is provided. Passenger revenue from unused tickets and passenger credits are recognized in proportion to flown revenue based on estimates of expected expiration or when the likelihood of the customer exercising his or her remaining rights becomes remote. Passenger revenue decreased for 2025 compared to 2024 by $281 million, or 3.3%. This was mainly driven by a 1.6% reduction in capacity and a 2.9% reduction in revenue passengers.
Other revenue primarily consists of loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. It also includes revenue from the sale of vacation packages, airport concessions, advertising revenue and lounge revenue. The year-over-year increase in other revenue of $64 million, or 9.6%, was principally driven by an increase in TrueBlue® non-transportation revenue due to higher customer spend.
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

Operating Expenses

(in millions; per ASM data in cents; percentages based on unrounded numbers)			Year-over-Year Change		Cents per ASM
	2025	2024	$	%	2025	2024	% Change
Aircraft fuel	$2,057	$2,343	(286)	(12.2)	3.16	3.55	(10.8)
Salaries, wages and benefits	3,453	3,263	190	5.8	5.31	4.94	7.6
Landing fees and other rents	658	659	(1)	(0.1)	1.01	1.00	1.5
Depreciation and amortization	688	655	33	5.0	1.06	0.98	6.7
Aircraft rent	74	92	(18)	(19.1)	0.12	0.14	(17.7)
Sales and marketing	305	328	(23)	(7.0)	0.47	0.50	(5.5)
Maintenance, materials and repairs	791	628	163	26.0	1.22	0.95	28.1
Special items	30	591	(561)	(94.9)	0.05	0.89	(94.9)
Other operating expenses	1,374	1,404	(30)	(2.2)	2.11	2.13	(0.6)
Total operating expenses	$9,430	$9,963	(533)	(5.3)	14.51	15.08	(3.8)
Aircraft Fuel and Related Taxes
Aircraft fuel decreased by $286 million, or 12.2%, in 2025 compared to 2024. The average fuel price decreased 9.3% in 2025 to $2.49 per gallon and fuel consumption decreased by 3.2%, or 27 million gallons.
Salaries, Wages and Benefits
Salaries, wages, and benefits increased by $190 million, or 5.8%, in 2025, driven by wage rate increases. The wage rate increases were primarily driven by a pilot union contract wage rate increase of 9% effective August 2024.
Depreciation and Amortization
Depreciation and amortization primarily includes owned and finance leased aircraft and spare engines, in-flight entertainment systems, airport leasehold improvements and software development. Depreciation and amortization increased $33 million, or 5.0%, compared to the 2024 period. This increase was primarily driven by the induction of new aircraft and spare engines, partially offset by the retirement of the Embraer E190 fleet as part of the Company's fleet transition plan.
Aircraft Rent
Aircraft rent decreased by $18 million, or 19.1%, in 2025 compared to 2024 primarily as a result of fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. As part of the Company's fleet transition plan, certain Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor. The decrease was partially offset by an increase in the number of leased engines.
Sales and Marketing
Sales and marketing decreased by $23 million, or 7.0%, in 2025 compared to 2024, primarily due to lower credit card fees as a result of the reduction in passenger revenue.
Maintenance, Materials and Repairs
Maintenance, materials and repairs increased by $163 million, or 26.0%, in 2025 compared to 2024 primarily due to the timing and cost of Airbus A320 engine repairs.
Special Items
In 2025, special items included the following:
•$28 million relating to severance expenses; and
•$2 million relating to other special items.
In 2024, special items included the following:
•$532 million relating to Spirit-related costs;
•$26 million relating to union contract costs;
•$17 million relating to severance expenses;

•$15 million relating to Embraer E190 fleet transition costs; and
•$1 million relating to other special items.
Other Income (Expense)

(in millions; percent changes based on unrounded numbers)			Year-over-Year Change
	2025	2024	$	%
Interest expense	$(588)	$(365)	$(223)	60.8%
Interest income	127	111	16	14.4
Capitalized interest	9	15	(6)	(42.2)
Gain (loss) on investments, net	18	(27)	45	NM (1)
Gain on debt extinguishments	—	22	(22)	NM
Other	28	31	(3)	(8.2)
Total other expense	$(406)	$(213)	$(193)	90.8%
(1) Not meaningful or greater than 100% change.
Interest Expense
Interest expense increased by $223 million, or 60.8%, for 2025 compared to the same period in 2024. This increase was primarily due to the financing of our TrueBlue® program, the issuance of new equipment notes in 2024, and additional finance lease obligations.
Interest Income
Interest income increased by $16 million, or 14.4%, for 2025 compared to the same period in 2024. This increase was primarily driven by an increase in interest related to short-term investments from the proceeds received from the TrueBlue® Financings.
Gain (Loss) on Investments, Net
Gain (loss) on investments, net resulted in $18 million gain for 2025. This gain primarily relates to realized gains from maturities of available-for-sale securities. For 2024, gain (loss) on investments resulted in a $27 million loss primarily relating to a mark-to-market adjustment on our preferred shares of one of our JetBlue Ventures equity investments.
Gain on Debt Extinguishments
We did not record any gain or loss on debt extinguishments in 2025. Gain on debt extinguishments was $22 million for 2024. This gain was due to the early retirement on a portion of our 0.50% convertible senior notes, due 2026.
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
In October 2025, we entered into an agreement with Citibank, the Administrative Agent of our $600 million revolving credit facility, to hold in escrow funds related to the maturity of our 0.50% convertible senior notes due 2026 to maintain the facility expiration date of October 21, 2029. The escrow account was subsequently funded with the required amount of $100 million prior to December 31, 2025, satisfying the requirement under the Credit and Guaranty Agreement of the revolving credit facility.
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
As of December 31, 2025, we had unrestricted cash, cash equivalents, and investment securities of $2.5 billion, which we believe will be sufficient to satisfy our liquidity needs for at least the next twelve months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
We believe a healthy liquidity position is a crucial element of our ability to weather any part of the economic cycle while continuing to execute on our plans for profitable growth and increased returns. Our goal is to continue to be diligent with our liquidity, maintain financial flexibility, and be prudent with capital spending.
Analysis of Cash Flows
We had unrestricted cash and cash equivalents of $1.9 billion as of December 31, 2025. This compares to $1.9 billion and $1.2 billion as of December 31, 2024 and 2023, respectively. We held both short and long-term investments in 2025, 2024, and 2023. These investments totaled $531 million as of December 31, 2025 compared to $2.0 billion and $564 million as of December 31, 2024 and 2023, respectively.
Operating Activities
Cash used in operating activities was $94 million in 2025. This compares to cash provided by operating activities of $144 million in 2024 and $400 million in 2023. The decrease in operating cash flow is primarily due to operating losses (adjusted for non-cash items, primarily prior year Spirit termination costs and depreciation and amortization expenses, as well as gains associated with flight equipment transactions) offset by change in operating assets and liabilities.
Investing Activities
Cash provided by investing activities totaled approximately $658 million in 2025, and cash used in investing activities totaled $3.1 billion and $1.4 billion in 2024 and 2023, respectively.
During 2025, flight equipment capital expenditures included $833 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $96 million in spare part purchases and $44 million in aircraft pre-delivery deposits payments. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $149 million. Investing activities for the current year also included $1.5 billion in net proceeds from investment securities and $279 million of proceeds primarily from eight sale-leaseback transactions, the sales of Embraer E190 airframes and Embraer E190 engines, and other flight equipment.
During 2024, flight equipment capital expenditures included $1.3 billion related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $81 million in spare part purchases and $141 million in aircraft pre-delivery deposits payments. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $121 million. Investing activities for 2024 also included $1.5 billion in net purchases of investment securities, $30 million of proceeds from the sale of assets and sale-leaseback transactions, and $22 million in Spirit shareholder payments.
During 2023, flight equipment capital expenditures included $946 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $63 million in spare part purchases and $78 million in flight equipment pre-delivery deposits. Other property and equipment capital expenditures included ground equipment purchases and facility improvements for $119 million. Investing activities for 2023 also included $131 million in Spirit shareholder payments and $42 million in net purchases of investment securities.

Financing Activities
Financing activities during the year primarily consisted of the following proceeds:
•$52 million from the issuance of common stock related to our crewmember stock purchase plan.
Financing activities during 2025 also included the following payments:
•$461 million on our outstanding debt and finance lease obligations; and
•$8 million for the acquisition of treasury stock, which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.
Financing activities during 2024 primarily consisted of the following proceeds:
•$2.8 billion in proceeds from the TrueBlue® Financings;
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
•$402 million on our 0.50% convertible senior notes;
•$244 million on our term loan debt;
•$96 million on our failed sale-leaseback obligations; and
•$6 million on our finance lease obligations.
Financing activities during 2024 also included $6 million for the acquisition of treasury stock, which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period. It also included $66 million in financing fees related to new debt agreements in 2024.
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
Financing activities during 2023 also included $4 million for the acquisition of treasury stock, which represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period. It also included $4 million in financing fees related to new debt agreements in 2023 and the extension of our $600 million revolving credit facility agreement.
Capital Resources
Depending on market conditions, we may use a mix of cash and debt financing for aircraft scheduled for delivery in 2026. For deliveries after 2026, although we believe debt and/or lease financing should be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all.

We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the borrowing amount may vary accordingly. This line of credit bears interest at a floating rate based upon the London Interbank Offered Rate ("LIBOR"), or such replacement index as the bank may determine from time to time in accordance with the terms of the agreement, plus a margin. We did not borrow under this facility in 2025, 2024 or 2023.
We have a revolving Credit and Guaranty Agreement with Citibank N.A. as the administrative agent, for up to $600 million (the "Revolving Facility"). The term of the Revolving Facility runs through October 2029. Borrowings under the Revolving Facility bear interest at a variable rate equal to the Secured Overnight Financing Rate ("SOFR"), plus a margin. The Revolving Facility is secured by spare parts, aircraft, simulators, and certain other assets as permitted thereunder. The Revolving Facility includes covenants that require us to maintain certain minimum balances in unrestricted cash, cash equivalents, and unused commitments available under revolving credit facilities. In addition, the covenants restrict our ability to, among other things, dispose of certain collateral, or merge, consolidate, or sell assets. As of and for the years ended December 31, 2025, 2024 and 2023, we did not have a balance outstanding or any borrowings under the Revolving Facility.
We have the TrueBlue® Term Loan Facility with Barclays Bank PLC, as administrative agent, and Wilmington Trust, National Association, as collateral administrator, for up to $765 million, with the Company and JetBlue Loyalty, LP as co-borrowers. The term of the TrueBlue® Term Loan Facility runs through August 2029. The TrueBlue® Term Loan Facility is guaranteed by certain of the Company's subsidiaries and secured, on a pari passu basis with the TrueBlue® Notes, by a first lien on certain collateral in connection with the Company's customer loyalty program, TrueBlue®. The loans under the TrueBlue® Term Loan Facility bear interest at a variable rate equal to Term SOFR (as defined in the agreement governing the TrueBlue® Term Loan Facility) plus an applicable margin (subject to a Term SOFR floor), or another index rate plus an applicable margin. The TrueBlue® Term Loan Facility is subject to quarterly amortization payments beginning in December 2024. The TrueBlue® Term Loan Facility contains customary affirmative, negative and financial covenants including compliance with certain debt service coverage ratios and minimum liquidity requirements as well as events of default. As of and for the year ended December 31, 2025, we had a $755 million balance outstanding under the TrueBlue® Term Loan Facility.
Working Capital
We had working capital deficit of $1.2 billion as of December 31, 2025 compared to a working capital surplus of $377 million as of December 31, 2024. Our working capital decreased by $1.5 billion primarily due to fewer investment securities and an increase in current maturities of long-term debt, partially offset by an increase in prepaid expenses and other. The increase in current maturities of long-term debt is due to the Company's 0.50% convertible senior notes, with a principal amount of $325 million, becoming current in 2025. The increase in prepaid expenses and other is due to an increase in held for sale assets primarily related to permanently parked airframes, engines, and related spare parts expected to sell within one year, as well as an increase in tax receivables.
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
CONTRACTUAL OBLIGATIONS
Our material cash requirements for known contractual and other obligations as of December 31, 2025 includes the following (in millions):

	Payments due in
	2026	2027	2028	2029	2030	Thereafter	Total
Debt and finance lease obligations (1)	$1,314	$950	$1,028	$2,227	$957	$5,010	$11,486
Operating lease obligations	139	128	110	89	84	938	1,488
Flight equipment purchase obligations (2)	641	302	519	444	398	3,375	5,679
Other obligations (3)	352	409	431	280	307	—	1,779
Total	$2,446	$1,789	$2,088	$3,040	$1,746	$9,323	$20,432
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after December 31, 2025, except as otherwise noted.
(1)The interest rates are fixed for $6.6 billion of our debt and finance lease obligations, with the remaining $1.9 billion having floating interest rates. The estimated floating rate is equal to SOFR plus an applicable margin based on December 31, 2025 rates. The weighted average maturity of all of our debt was 6 years as of December 31, 2025.
(2)Committed expenditures for our firm aircraft and spare engines include estimated amounts for contractual price escalations and pre-delivery deposits. We expect to meet our pre-delivery deposit requirements for our aircraft by paying cash or by using short-term borrowing facilities for deposits generally required six to 24 months prior to delivery. Any pre-delivery deposits paid by the issuance of notes are fully repaid at the time of delivery of the related aircraft.
Flight equipment purchase obligations include obligations for one Airbus A321neo XLR variant aircraft that has been contracted to sell following delivery of the aircraft. The aircraft is anticipated to deliver in the second quarter of 2026.
(3)Amounts primarily include non-cancelable commitments for flight equipment maintenance, construction and information technology.
Debt and Finance Lease Obligations
As of December 31, 2025, we were in compliance with the material covenants of our debt and lease agreements.
In August 2024, JetBlue co-issued with JetBlue Loyalty, LP, the TrueBlue® Notes and TrueBlue® Term Loan Facility. The agreements governing the TrueBlue® Notes and TrueBlue® Term Loan Facility contain affirmative, negative and financial covenants including compliance with certain debt service coverage ratios and minimum liquidity requirements. These agreements also contain events of default, including a cross-default to other material indebtedness.
We have $60 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 61% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.

Operating Lease Obligations
As of December 31, 2025, we had operating lease obligations for 10 aircraft with lease terms that expire between 2027 and 2028. Our aircraft lease agreements contain termination provisions which include standard maintenance and return conditions. Our policy is to record these lease return conditions when they are probable and the costs can be estimated. As of December 31, 2025, the average age of our operating fleet was 12 years. We also lease airport terminal space and other airport facilities in each of our markets, as well as office space and other equipment.
We have a lease agreement with the PANYNJ for terminal 5 through November 2042 with the option to terminate the agreement in 2033. In November 2022, we amended the lease to relinquish a portion of the former Terminal 6 property to allow for development of a new Terminal 6 by our development partners, JFK Millennium Partners ("JMP") through a $65 million letter of credit in exchange for 5% ownership. This amount is included in restricted cash on the consolidated balance sheets as of December 31, 2025. In 2025 we reassessed the lease term and concluded that we intend to utilize the facility through 2042 rather than exercise the early termination option in 2033. As a result, we adjusted the related right-of-use asset and corresponding lease liability to reflect the 2042 end date. Minimum ground and facility rents at JFK totaling $1.2 billion are included in the commitments table above as operating lease obligations.
We have a long term lease for our primary corporate office in Long Island City until 2039. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each. The total committed expenditure for the lease through 2039 is approximately $76 million.
Flight Equipment Purchase Obligations
Our firm aircraft orders include the following aircraft (1):

Year	Airbus A220	Airbus A321neo (3)	Total
2026	14	1	15
2027	5	—	5
2028	11	—	11
2029	10	—	10
2030	1	3	4
Thereafter	—	41	41
Total (2)	41	45	86
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.
(3) Includes one Airbus A321neo XLR variant aircraft which has been contracted to sell following delivery of the aircraft. The aircraft is anticipated to deliver in the second quarter of 2026.
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
We have also made certain guarantees and indemnities to other unrelated parties that are not reflected on our consolidated balance sheets, which we believe will not have a significant impact on our results of operations, financial condition or cash flows. We have no other off-balance sheet arrangements. See Notes 3, 4, and 11 to our consolidated financial statements included in Part II, Item 8, for a more detailed discussion of our variable interests and other contingencies, including guarantees and indemnities.

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
Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties that could potentially result in materially different results under different assumptions and conditions. The policies and estimates discussed below have been reviewed with our independent registered public accounting firm and with the Audit Committee of our Board of Directors. For a discussion of these and other significant accounting policies, see Note 1 to our consolidated financial statements included in Part II, Item 8.
Passenger Revenue
Ticket sales and related ancillary fees are initially deferred in air traffic liability. Air traffic liability represents tickets sold but not yet flown, credits which can be used for future travel, and a portion of the liability related to our TrueBlue® loyalty program. The transaction price is allocated to each performance obligation identified in a passenger ticket based on relative standalone selling price. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when transportation is provided.
The majority of passenger tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Most passenger credits can be used for future travel up to one year from the date of booking. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote. Breakage revenue consists of tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.
Loyalty Program
Customers may earn points under our customer loyalty program, TrueBlue®, based on the fare paid and fare product purchased for a flight. Customers can also earn points through business partners such as credit card companies, hotels, car rental companies, and our participating airline partners.
Points Earned From a Ticket Purchase. When a TrueBlue® member travels, we recognize a portion of the fare as revenue and defer in air traffic liabilities the portion that represents the value of the points net of spoilage, or breakage. We allocate the transaction price to each performance obligation on a relative standalone selling price basis. We determine the standalone selling price of TrueBlue® points issued using the redemption value approach. To maximize the use of observable inputs, we utilize the actual ticket value of the tickets purchased with TrueBlue® points. The liability is relieved and passenger revenue is recognized when the points are redeemed and the free travel is provided.
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

52

Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (included within air traffic liability on our consolidated balance sheets), and a portion that are not expected to be redeemed during the following twelve months (included within air traffic liability - non-current on our consolidated balance sheets). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
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
When events and circumstances indicate that our aircraft used in operations may be impaired, we determine if impairment exists by grouping our aircraft by fleet type (the lowest level for which there are identifiable cash flows) and then estimating their future cash flows based on projections of capacity, aircraft age, maintenance requirements, and other relevant conditions. An impairment occurs when the sum of the estimated undiscounted future cash flows is less than the aggregate carrying value of the fleet. The impairment loss recognized is the amount by which the fleet's carrying value exceeds its estimated fair value.
Refer to Note 13 to our consolidated financial statements included in Part II, Item 8 for further details of our impairment charges.

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
Special items for 2025 include severance expenses and other special items.
Special items for 2024 included Spirit-related costs, union contract costs, severance expenses, Embraer E190 fleet transition costs, and other special items.
Special items for 2023 included union contract costs and Spirit-related costs.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
(in millions; per ASM data in cents)	2025		2024		2023
	$	per ASM	$	per ASM	$	per ASM
Total operating expenses	$9,430	14.51	$9,963	15.08	$9,845	14.37
Less:
Aircraft fuel	2,057	3.16	2,343	3.55	2,807	4.10
Other non-airline expenses	65	0.10	60	0.09	64	0.09
Special items	30	0.05	591	0.89	197	0.29
Operating expenses, excluding fuel	$7,278	11.20	$6,969	10.55	$6,777	9.89
Percent change		6.2%		6.6%
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
Special items for 2025 include severance expenses and other special items.
Special items for 2024 included Spirit-related costs, union contract costs, severance expenses, Embraer E190 fleet transition costs, and other special items.
Special items for 2023 included union contract costs and Spirit-related costs.
Certain gains and losses on our investments, net were also excluded from our 2025, 2024 and 2023 non-GAAP results. Additionally, the gain on debt extinguishments was also excluded from our 2024 non-GAAP results.
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
	Year Ended December 31,
(in millions except percentages)	2025	2024	2023
Total operating revenues	$9,062	$9,279	$9,615

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$9,430	$9,963	$9,845
Less: Special items	30	591	197
Total operating expenses excluding special items	$9,400	$9,372	$9,648

RECONCILIATION OF OPERATING LOSS
Operating loss	$(368)	$(684)	$(230)
Add back: Special items	30	591	197
Operating loss excluding special items	$(338)	$(93)	$(33)

RECONCILIATION OF OPERATING MARGIN
Operating margin	(4.1)%	(7.4)%	(2.4)%

Operating loss excluding special items	$(338)	$(93)	$(33)
Total operating revenues	9,062	9,279	9,615
Adjusted operating margin	(3.7)%	(1.0)%	(0.3)%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(774)	$(897)	$(334)
Add back: Special items	30	591	197
Less: Gain (loss) on investments, net	18	(27)	9
Less: Gain on debt extinguishments	—	22	—
Loss before income taxes excluding special items, gain (loss) on investments and gain on debt extinguishments	$(762)	$(301)	$(146)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(8.5)%	(9.7)%	(3.5)%

Loss before income taxes excluding special items	$(762)	$(301)	$(146)
Total operating revenues	9,062	9,279	9,615
Adjusted pre-tax margin	(8.4)%	(3.2)%	(1.5)%

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS, GAIN (LOSS) ON INVESTMENTS AND GAIN ON DEBT EXTINGUISHMENTS (CONTINUED)
(in millions except per share amounts)	Year Ended December 31,
	2025	2024	2023
RECONCILIATION OF NET LOSS
Net loss	$(602)	$(795)	$(310)
Add back: Special items	30	591	197
Less: Income tax benefit related to special items	7	45	31
Less: Gain (loss) on investments, net	18	(27)	9
Less: Income tax benefit (expense) related to gain (loss) on investments, net	(4)	6	(2)
Less: Gain on debt extinguishments	—	22	—
Less: Income tax expense related to gain on debt extinguishments	—	(5)	—
Net loss excluding special items, gain (loss) on investments and gain on debt extinguishments	$(593)	$(245)	$(151)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(1.66)	$(2.30)	$(0.93)
Add back: Special items	0.08	1.71	0.59
Less: Income tax benefit related to special items	0.02	0.13	0.09
Less: Gain (loss) on investments, net	0.05	(0.08)	0.03
Less: Income tax benefit (expense) related to gain (loss) on investments, net	(0.01)	0.02	(0.01)
Less: Gain on debt extinguishments	—	0.06	—
Less: Income tax expense related to gain on debt extinguishments	—	(0.01)	—
Basic excluding special items, gain (loss) on investments and gain on debt extinguishments	$(1.64)	$(0.71)	$(0.45)

Diluted	$(1.66)	$(2.30)	$(0.93)
Add back: Special items	0.08	1.71	0.59
Less: Income tax benefit related to special items	0.02	0.13	0.09
Less: Gain (loss) on investments, net	0.05	(0.08)	0.03
Less: Income tax benefit (expense) related to gain (loss) on investments, net	(0.01)	0.02	(0.01)
Less: Gain on debt extinguishments	—	0.06	—
Less: Income tax expense related to gain on debt extinguishments	—	(0.01)	—
Diluted excluding special items, gain (loss) on investments and gain on debt extinguishments	$(1.64)	$(0.71)	$(0.45)

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
•Fuel efficiency (ASMs per fuel gallon) - Available seat miles divided by the total number of fuel gallons consumed.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes to the price of fuel and interest rates as discussed below. The sensitivity analyses presented do not consider the effects such adverse changes may have on the overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Variable-rate leases are not considered market sensitive financial instruments and, therefore, are not included in the interest rate sensitivity analysis below. Actual results may differ from the sensitivity analyses. See Notes 1, 4 and 13 to our consolidated financial statements included in Part II, Item 8 for accounting policies and additional information.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the December 31, 2025 cost per gallon of fuel. Based on projected 2026 fuel consumption, such an increase would result in an increase to aircraft fuel expense of $200 million in 2026. As of December 31, 2025, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.6 billion of our debt and finance lease obligations, with the remaining $1.9 billion having floating interest rates. If interest rates were on average 100 basis points higher in 2026 than they were during 2025, our annual interest expense would increase by approximately $19 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2026 than they were during 2025, our interest income from cash and investment balances would increase by approximately $17 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds and short-term, interest-bearing investments for the trailing twelve-month period.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JetBlue Airways Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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

Loyalty Program - Breakage

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, under the customer loyalty program, the Company issues points to customers based upon the fare paid for a ticket purchase or through sales to business partners, including the Company’s co-branded credit card partners. The Company defers a portion of the transaction price allocable to points issued and recognizes revenue when the points are redeemed for travel. The Company estimates breakage for issued points using historical redemption patterns and records revenue for points that are not expected to be redeemed. Estimates of breakage are evaluated annually, and changes to breakage estimates prospectively impact Passenger revenue and Air traffic liability. The balance of the Company’s Air traffic liability associated with the loyalty program was $1.2 billion at December 31, 2025.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the loyalty program, including controls over management’s estimation of breakage rates and review of the significant assumptions underlying the determination of estimated redemption patterns.
Our audit procedures included, among others, evaluating the significant assumptions and the accuracy and completeness of the underlying data used in management’s calculations including the total number of points issued to and redeemed by customers. We involved our valuation professionals to assist us in our evaluation of the methodology used by the Company to estimate expected redemption patterns. We performed a sensitivity analysis of management’s estimate of points expected to be redeemed to evaluate the impact on Passenger revenue and Air traffic liability. We also tested the calculation used to determine the amount recognized as revenue for the period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

New York, New York
February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of JetBlue Airways Corporation

Opinion on Internal Control Over Financial Reporting

We have audited JetBlue Airways Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, JetBlue Airways Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York
February 12, 2026

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,946	$1,921
Investment securities	213	1,689
Receivables, less allowance (2025 - $6; 2024 - $6)	372	348
Spare parts, aircraft fuel and supplies, less allowance (2025 - $37; 2024 - $43)	193	158
Restricted cash and cash equivalents	100	—
Prepaid expenses and other	414	142
Total current assets	3,238	4,258
PROPERTY AND EQUIPMENT
Flight equipment	14,957	14,103
Pre-delivery deposits for flight equipment	177	315
Total flight equipment and pre-delivery deposits, gross	15,134	14,418
Less accumulated depreciation	4,436	4,243
Total flight equipment and pre-delivery deposits, net	10,698	10,175
Other property and equipment, gross	1,377	1,342
Less accumulated depreciation	884	861
Total other property and equipment, net	493	481
Total property and equipment, net	11,191	10,656
OPERATING LEASE ASSETS	868	550
OTHER ASSETS
Investment securities	318	336
Restricted cash and cash equivalents	249	227
Intangible assets, net of accumulated amortization (2025 - $622; 2024 - $580)	415	399
Other	291	415
Total other assets	1,273	1,377
TOTAL ASSETS	$16,570	$16,841
See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$655	$619
Air traffic liability	1,669	1,572
Accrued salaries, wages and benefits	680	663
Other accrued liabilities	550	542
Current operating lease liabilities	79	93
Current maturities of long-term debt and finance lease obligations	769	392
Total current liabilities	4,402	3,881
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	7,729	8,147
LONG-TERM OPERATING LEASE LIABILITIES	839	510
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	447	633
Air traffic liability - non-current	704	653
Other	329	376
Total deferred taxes and other liabilities	1,480	1,662
COMMITMENTS AND CONTINGENCIES (Notes 10 & 11)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 532 and 513 shares issued and, 370 and 353 shares outstanding at 2025 and 2024, respectively	5	5
Treasury stock, at cost; 162 and 160 shares at 2025 and 2024, respectively	(2,013)	(2,005)
Additional paid-in capital	3,412	3,320
Retained earnings	717	1,319
Accumulated other comprehensive income (loss)	(1)	2
Total stockholders' equity	2,120	2,641
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,570	$16,841

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
OPERATING REVENUES
Passenger	$8,336	$8,617	$9,008
Other	726	662	607
Total operating revenues	9,062	9,279	9,615
OPERATING EXPENSES
Aircraft fuel	2,057	2,343	2,807
Salaries, wages and benefits	3,453	3,263	3,055
Landing fees and other rents	658	659	657
Depreciation and amortization	688	655	621
Aircraft rent	74	92	126
Sales and marketing	305	328	316
Maintenance, materials and repairs	791	628	654
Special items	30	591	197
Other operating expenses	1,374	1,404	1,412
Total operating expenses	9,430	9,963	9,845
OPERATING LOSS	(368)	(684)	(230)
OTHER INCOME (EXPENSE)
Interest expense	(588)	(365)	(210)
Interest income	127	111	70
Capitalized interest	9	15	19
Gain (loss) on investments, net	18	(27)	9
Gain on debt extinguishments	—	22	—
Other	28	31	8
Total other expense	(406)	(213)	(104)
LOSS BEFORE INCOME TAXES	(774)	(897)	(334)
Income tax benefit	172	102	24
NET LOSS	$(602)	$(795)	$(310)

LOSS PER COMMON SHARE
Basic	$(1.66)	$(2.30)	$(0.93)
Diluted	$(1.66)	$(2.30)	$(0.93)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended December 31,
	2025	2024	2023
NET LOSS	$(602)	$(795)	$(310)
Changes in fair value of available-for-sale investment securities and derivative instruments, net of reclassifications into earnings, net of taxes of $1, $1, and $2 in 2025, 2024, and 2023, respectively	(3)	6	(4)
Total other comprehensive income (loss)	(3)	6	(4)
COMPREHENSIVE LOSS	$(605)	$(789)	$(314)

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(602)	$(795)	$(310)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(183)	(110)	(27)
Depreciation and amortization	688	655	621
Spirit special items, non-cash	—	450	—
Gain on debt extinguishments	—	(22)	—
Stock-based compensation	40	39	39
Gain on flight equipment transactions, net	(99)	(17)	—
Unrealized (gains) losses on investments	(2)	21	—
Changes in certain operating assets and liabilities:
(Increase) decrease in receivables	(22)	4	(3)
(Increase) decrease in inventories, prepaid and other	(63)	2	67
Increase (decrease) in air traffic liability	116	(10)	(145)
Increase (decrease) in accounts payable and other accrued liabilities	36	(28)	141
Other, net	(3)	(45)	17
Net cash (used in) provided by operating activities	(94)	144	400
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,078)	(1,478)	(1,128)
Pre-delivery deposits for flight equipment	(44)	(141)	(78)
Purchase of held-to-maturity investments	(142)	(752)	(69)
Proceeds from the maturities of held-to-maturity investments	84	582	12
Purchase of available-for-sale securities	(480)	(1,778)	(474)
Proceeds from the sale of available-for-sale securities	2,041	487	489
Payment for Spirit Airlines acquisition	—	(22)	(131)
Proceeds from the sale of assets and sale-leaseback transactions	279	30	12
Other, net	(2)	(8)	(11)
Net cash provided by (used in) investing activities	658	(3,080)	(1,378)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	—	3,793	78
Proceeds from failed sale-leaseback transactions	—	668	1,331
Proceeds from issuance of common stock	52	60	53
Repayment of long-term debt and finance lease obligations	(461)	(748)	(347)
Acquisition of treasury stock	(8)	(6)	(4)
Other, net	—	—	(4)
Net cash (used in) provided by financing activities	(417)	3,767	1,107
INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	147	831	129
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,148	1,317	1,188
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$2,295	$2,148	$1,317
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(427)	$(230)	$(80)
Cash proceeds (payments) for income taxes, net	2	(2)	49
NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$417	$58	$46
Flight equipment acquired under finance leases	400	122	—

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents.

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in millions)
	December 31,
	2025	2024	2023
Cash and cash equivalents	$1,946	$1,921	$1,166
Restricted cash and cash equivalents (2)	349	227	151
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,295	$2,148	$1,317

(2) Restricted cash and restricted cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, funds held in escrow for principal repayment of 0.50% convertible senior notes pursuant to the Citibank Line of Credit agreement, funds held for workers compensation obligations and various letters of credit.

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	486	$5	159	$(1,995)	$3,129	$2,424	$—	$3,563
Net loss	—	—	—	—	—	(310)	—	(310)
Other comprehensive loss	—	—	—	—	—	—	(4)	(4)
Vesting of restricted stock units	2	—	—	(4)	—	—	—	(4)
Stock compensation expense	—	—	—	—	39	—	—	39
Stock issued under Crewmember Stock Purchase Plan	11	—	—	—	53	—	—	53
Balance at December 31, 2023	499	$5	159	$(1,999)	$3,221	$2,114	$(4)	$3,337
Net loss	—	—	—	—	—	(795)	—	(795)
Other comprehensive income	—	—	—	—	—	—	6	6
Vesting of restricted stock units	2	—	1	(6)	—	—	—	(6)
Stock compensation expense	—	—	—	—	39	—	—	39
Stock issued under Crewmember Stock Purchase Plan	12	—	—	—	60	—	—	60
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641
Net loss	—	—	—	—	—	(602)	—	(602)
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Vesting of restricted stock units	4	—	2	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	40	—	—	40
Stock issued under Crewmember Stock Purchase Plan	15	—	—	—	52	—	—	52
Balance at December 31, 2025	532	$5	162	$(2,013)	$3,412	$717	$(1)	$2,120

See accompanying notes to consolidated financial statements.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JetBlue Airways Corporation ("JetBlue") is New York's Hometown Airline®. We believe our differentiated product and service offerings combined with our competitive cost advantage enables us to effectively compete in the high-value geography we serve. As of December 31, 2025, we served 112 destinations across the United States, Latin America, the Caribbean, Canada, and Europe.
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue provides air transportation services across the United States, Latin America, the Caribbean, Canada, and Europe. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"), and include the accounts of JetBlue and our subsidiaries. All majority-owned subsidiaries are consolidated with all intercompany transactions and balances being eliminated.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily consists of money held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program, cash held in escrow related to the Citibank revolving credit facility, and letters of credit. The letters of credit relate to a certain number of leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that will finance, develop, and operate JFK Terminal 6. Additionally, we had cash pledged related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.
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
Investment Securities
Investment in Debt Securities
Investments in debt securities consist of available-for-sale investment securities and held-to-maturity investment securities. Realized gains and losses are recorded using the specific identification method in gain (loss) investments, net on the consolidated statements of operations. Unrealized gains and losses on available-for-sale securities are reflected in accumulated other comprehensive income (loss) on the consolidated balance sheets. Refer to Note 13 for an explanation of the fair value hierarchy structure and Note 14 for more information.

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
Equity investments. Our wholly owned subsidiary, JetBlue Technology Ventures LLC, has equity investments in emerging companies which do not have readily determinable fair values and are accounted for using a measurement alternative.
TWA Hotel. We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, and it is accounted for under the measurement alternative in other assets section of the consolidated balance sheets.
Refer to Note 14 for more information.
Derivative Instruments
As part of our risk management strategy, we periodically purchase energy derivatives. Our derivative instruments include fuel hedge contracts, such as jet fuel call options and call option spreads, which are stated at fair value, net of any collateral postings. Derivative instruments are included in other current assets on our consolidated balance sheets. As of December 31, 2025, we did not have any outstanding fuel hedging contracts. Refer to Note 12 for more information.
Spare Parts, Aircraft Fuel and Supplies
Expendable aircraft spare parts and supplies are stated at average cost, while aircraft fuel is accounted for on a first-in, first-out basis. These items are expensed when used or consumed. An allowance for obsolescence on aircraft spare parts and supplies is provided over the remaining useful life of the related aircraft fleet.
Property and Equipment
We record property and equipment at cost and depreciate to an estimated residual value on a straight-line basis over the asset's estimated useful life. We capitalize additions, asset modifications which extend the useful life or enhance performance, as well as interest related to pre-delivery deposits used to acquire new aircraft and the construction of our facilities.
Estimated useful lives and residual values for property and equipment are summarized as follows:

Property and Equipment Type	Estimated Useful Life	Residual Value
Aircraft (1)	25 years	20%
Aircraft equipment	5-12 years	0%
Aircraft parts	Fleet life	10%
Flight equipment leasehold improvements	Lower of lease term or economic life	0%
Ground property and equipment	2-10 years	0%
Leasehold improvements - other	Lower of lease term or economic life	0%
Buildings on leased land	Lower of lease term or economic life	0%
(1) The Company is pursuing capital-light growth and as a result the estimated useful lives of certain Airbus A320 airframes were extended beyond 25 years.
Property under finance leases is initially recorded at an amount equal to the present value of future minimum lease payments which is computed on the basis of our incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under finance leases is on a straight-line basis over the expected useful life to their estimated residual values and is included in depreciation and amortization expense on our consolidated statements of operations.
We record impairment losses on long-lived assets used in operations when events and circumstances indicate the asset groups may be impaired and the undiscounted future cash flows estimated to be generated by the asset groups are less than the asset groups' net book value. If impairment occurs, the loss is measured by comparing the fair value of the asset to its carrying amount.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For property and equipment classified as held for sale, we discontinue depreciation and record impairment losses if the fair value less cost to sell is lower than the carrying amount of those assets. For the year ended December 31, 2025, we recorded a $13 million impairment loss related to assets classified as held for sale, which is included in other operating expenses on our consolidated statement of operations. We did not record any impairment losses for the years ended December 31, 2024 and 2023. Refer to Note 13 for additional information.
As of December 31, 2025 and 2024, we had $138 million and $33 million, respectively, classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. Refer to Note 10 for additional information.
Software
We capitalize certain costs related to the acquisition and development of computer software. We amortize these costs using the straight-line method over the estimated useful life of the software, which is generally five years. The net book value of computer software, which is included in intangible assets on our consolidated balance sheets, was $152 million and $138 million as of December 31, 2025 and 2024, respectively. Amortization expense related to computer software was $66 million, $72 million, and $62 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, amortization expense related to computer software is expected to be as follows (in millions):

Amortization Expense
2026	$55
2027	46
2028	31
2029	15
2030	5
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist primarily of acquired slots at certain high density airports which results in no amortization of expense. Slots are the rights to take-off or land at a specific airport during a specified time of day and are a means by which airport capacity and congestion can be managed. We evaluate our indefinite-lived intangible assets for impairment on an annual basis, or more frequently as needed when events and circumstances indicate an impairment may exist. Impairment indicators include operating or cash flow losses as well as various market factors to determine if events and circumstances could reasonably have affected the fair value. As of December 31, 2025 and 2024, our indefinite-lived intangible assets, which are included in intangible assets on our consolidated balance sheets, were $139 million. We performed an impairment assessment as of December 31, 2025 and determined our indefinite-lived intangible assets were not impaired.
Passenger Revenue
Ticket sales and related ancillary fees are initially deferred in air traffic liability. Air traffic liability represents tickets sold but not yet flown, credits which can be used for future travel, and a portion of the liability related to our TrueBlue® loyalty program. The transaction price is allocated to each performance obligation identified in a passenger ticket based on relative standalone selling price. Passenger revenue, including certain ancillary fees directly related to passenger tickets, is recognized when transportation is provided. Taxes that we are required to collect from our customers, including foreign and U.S. federal transportation taxes, security taxes, and airport facility charges, are excluded from passenger revenue. Those taxes and fees are recorded as a liability upon collection and are relieved from the liability upon remittance to the applicable governmental agency.
The majority of passenger tickets sold are non-refundable. Non-refundable fares may be canceled prior to the scheduled departure date for a credit for future travel. Refundable fares may be canceled at any time prior to the scheduled departure date. Failure to cancel a refundable fare prior to departure will result in the cancellation of the original ticket and an issuance of a credit for future travel. Most passenger credits can be used for future travel up to one year from the date of booking. Passenger breakage revenue from unused tickets and passenger credits will be recognized in proportion to flown revenue based on estimates of expected expiration when the likelihood of the customer exercising his or her remaining rights becomes remote. Breakage revenue consists of tickets that remain unused past the departure date, have continued validity, and are expected to ultimately expire unused, as well as passenger credits that are not expected to be redeemed prior to expiration. JetBlue uses estimates based on historical experience of expired tickets and credits and considers other factors that could impact future expiration patterns of tickets and credits. Tickets which do not have continued validity past the departure date are recognized as revenue after the scheduled departure date has lapsed.

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
Points Earned From a Ticket Purchase. When a TrueBlue® member travels, we recognize a portion of the fare as revenue and defer in air traffic liability the portion that represents the value of the points net of spoilage, or breakage. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. We determine the standalone selling price of TrueBlue® points issued using the redemption value approach. To maximize the use of observable inputs, we utilize the actual ticket value of the tickets purchased with TrueBlue® points. The liability is relieved and passenger revenue is recognized when points are redeemed and free travel is provided.
Points Sold to TrueBlue® Partners. Our most significant contract to sell TrueBlue® points is with our co-branded credit card partner. Co-branded credit card partnerships have the following identified performance obligations: air transportation; use of the JetBlue brand name and access to our frequent flyer customer lists; advertising; and other airline benefits. In determining the standalone selling price for co-brand credit card arrangements, JetBlue considered multiple inputs, methods and assumptions, including: discounted cash flows; estimated redemption value, net of fulfillment discount; points expected to be awarded and redeemed; estimated annual spending by cardholders; estimated annual royalty for use of JetBlue's frequent flyer customer lists; and estimated utilization of other airline benefits. Payments are typically due monthly based on the volume of points sold during the period, and the terms of our contracts are generally from one to ten years. The overall consideration received is allocated to each performance obligation based on its relative standalone selling price. The air transportation element is deferred and recognized as passenger revenue when the points are redeemed. The other elements are recognized as other revenue when the performance obligations related to those services are satisfied, which is generally the same period as when consideration is received from the participating company.
Amounts allocated to the air transportation element which are initially deferred include a portion that are expected to be redeemed during the following twelve months (included within air traffic liability on our consolidated balance sheets), and a portion that are not expected to be redeemed during the following twelve months (included within air traffic liability - non-current on our consolidated balance sheets). We periodically update this analysis and adjust the split between current and non-current liabilities as appropriate.
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
Advertising Costs
Advertising costs, which are included in sales and marketing on our consolidated statements of operations, are expensed as incurred. Advertising expense was $76 million in 2025, $79 million in 2024, and $66 million in 2023.

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
Recently Adopted Standards
Accounting Standards Update 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)
ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 requires disaggregation of the effective tax rate reconciliation at a threshold of 5% of our federal rate of 21%. Income taxes paid (net of refunds received) is required to be disaggregated by federal, state and foreign jurisdictions. The disaggregation is based on a quantitative threshold of 5% of total income taxes paid, net of refunds received. Income (loss) before income tax benefit (expense) is also required to be disaggregated between domestic and foreign jurisdictions. ASU 2023-09 eliminates the requirement to disclose details of tax positions for which the amount of unrecognized tax benefits may significantly increase or decrease in the next 12 months. The Company has adopted the standard effective December 31, 2025 on a prospective basis, and it did not have a material impact on the Company's consolidated financial statements.
Standards Effective in Future Years
Accounting Standards Update 2024-03 — Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03)
ASU 2024-03 requires entities to disclose disaggregated information regarding specific expense categories in the notes to the financial statements for both interim and annual periods. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The standard will be applied prospectively, with the option to apply on a retrospective basis. Early adoption is permitted. The Company is evaluating the new standard but does not expect it to have a material impact on the Company's consolidated financial statements.
Accounting Standards Update 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
ASU 2025-06 updates the accounting guidance for internal-use software costs. The standard removes references to development stages and requires capitalization of software costs when management has authorized and committed to funding the software project, it is probable that the project will be completed, and the software will be used to perform the function intended. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The standard may be applied prospectively, retrospectively, or using a modified transition method. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the years ended December 31, 2025, 2024, and 2023 (in millions):

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31,
	2025	2024	2023
Passenger revenue
Passenger travel	$7,667	$7,983	$8,403
Loyalty revenue - air transportation	669	634	605
Other revenue
Loyalty revenue	521	464	422
Other revenue	205	198	185
Total operating revenue	$9,062	$9,279	$9,615
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

Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	December 31, 2025	December 31, 2024
Air traffic liability - passenger travel (1)	$1,123	$1,073
Air traffic liability - loyalty program (air transportation)	1,227	1,125
Deferred revenue - passenger travel and loyalty program travel (2)	334	389
Deferred revenue - other (3)	25	27
Total	$2,709	$2,614
(1) The balance as of December 31, 2025 includes a $2 million travel bank liability recognized within other liabilities on our consolidated balance sheets.
(2) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(3) Included within air traffic liability on our consolidated balance sheets.
During each of the years ended December 31, 2025 and 2024, we recognized passenger revenue of $1.1 billion, which was included in passenger travel liability at the beginning of the respective periods.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the years ended December 31, 2025 and 2024 (in millions):

Balance at December 31, 2023	$1,072
TrueBlue® points redeemed passenger	(634)
TrueBlue® points redeemed other	(26)
TrueBlue® points earned and sold	713
Balance at December 31, 2024	1,125
TrueBlue® points redeemed passenger	(669)
TrueBlue® points redeemed other	(40)
TrueBlue® points earned and sold	811
Balance at December 31, 2025	$1,227
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Long-term Debt, Short-term Borrowings, and Finance Lease Obligations
Long-term debt and finance lease obligations and the related weighted average contractual interest rate at December 31, 2025 and 2024 consisted of the following (in millions):

	December 31, 2025		December 31, 2024
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	5.0%	$43	5.0%
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	424	2.8%	452	2.8%
2019-1 Series A, due through 2028	132	3.0%	141	3.0%
2019-1 Series B, due through 2027	45	8.1%	58	8.1%
2020-1 Series A, due through 2032	428	4.1%	469	4.1%
2020-1 Series B, due through 2028	82	7.8%	100	7.8%
Fixed rate equipment notes, due through 2028	127	4.0%	219	4.3%
Floating rate equipment notes, due through 2036 (1)	673	6.7%	742	7.4%
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,103	6.9%	2,221	7.0%
TrueBlue® senior secured notes, due through 2031	1,990	9.9%	1,988	9.9%
TrueBlue® senior secured term loan facility, due through 2029 (1)	744	8.8%	749	9.9%
Finance leases	449	6.3%	116	5.8%
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	2.0%	259	2.0%
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	2.0%	144	2.0%
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	2.0%	132	2.0%
0.50% convertible senior notes, due through 2026	325	0.5%	325	0.5%
2.50% convertible senior notes, due through 2029	460	2.5%	460	2.5%
Total debt and finance lease obligations	$8,560		$8,618
Less: Debt issuance costs	(62)		(79)
Less: Current maturities	(769)		(392)
Long-term debt and finance lease obligations	$7,729		$8,147
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
Fixed Rate Equipment Notes, Due Through 2028
In 2018 and 2019, we issued fixed rate equipment notes of $567 million and $219 million, respectively. In 2022, we prepaid approximately $11 million of debt on fixed rate equipment notes. These notes mature on an aircraft-by-aircraft basis from September 2022 through December 2028 and as of December 31, 2025 are secured by 12 Airbus aircraft.
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
The TrueBlue® Notes are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by each of the Guarantors. The TrueBlue® Notes and the TrueBlue® Note guarantees are secured, together with all outstanding obligations

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the TrueBlue® Term Loan Facility (as defined below), by a first lien on certain collateral in connection with the Company's customer loyalty program, TrueBlue® (the "Collateral").
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
The TrueBlue® Term Loan Facility also contains mandatory prepayment provisions, which may require the co-borrowers, in certain instances, to prepay obligations owed under the TrueBlue® Term Loan Facility or other priority lien debt in connection with, among other things, dispositions of collateral or a change of control. Any prepayment of the loans under the TrueBlue® Term Loan Facility prior to the maturity date (other than as a result of an early amortization event, an event of default or certain other mandatory prepayment events thereunder) may require the TrueBlue® Issuers to pay a prepayment premium.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Holders of the notes may convert them into shares of our common stock subsequent to June 30, 2021 but prior to January 1, 2026 only under certain circumstances (such as upon the satisfaction of the sale price condition, the satisfaction of the trading price condition, notice of redemption, or specified corporate events) and thereafter at any time at a rate of 38.5802 shares of common stock per $1,000 principal amount of notes, which corresponds to an initial conversion price of approximately $25.92 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends, and certain issuer tender or exchange offers.
On or after January 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized a gain on debt extinguishment of $22 million in 2024. This gain was included within other income (expense) on our consolidated statements of operations.
For 2025, the effective interest rate of the 0.50% convertible senior notes was 0.50%. Interest expense recognized in 2025 was $3 million, of which $2 million was related to the amortization of debt issuance costs and $1 million was due to contractual interest expense. Interest expense recognized in 2024 was $6 million, of which $3 million was related to the amortization of debt issuance costs and $3 million was due to contractual interest expense. Interest expense recognized in 2023 was $7 million, of which $3 million was related to the amortization of debt issuance costs and $4 million was due to contractual interest expense.
The following table provides information relating to the principal amount and unamortized debt issuance costs of the 0.50% Convertible Senior Notes (in millions):

	December 31, 2025	December 31, 2024
Principal amount	$325	$325
Less: Unamortized debt issuance costs	—	2
Net carrying amount	$325	$323
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
Holders of the notes may convert them into shares of our common stock subsequent to December 31, 2024 but prior to June 1, 2029 only under certain enumerated circumstances, such as upon the satisfaction of the sale price condition, the satisfaction of the trading price condition, notice of redemption, or specified corporate events. The initial conversion rate of 163.3987 shares of common stock per $1,000 principal amount of notes, corresponds to an initial conversion price of approximately $6.12 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends and certain issuer tender or exchange offers.
On or after June 1, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.
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
For 2025, the effective interest rate of the $460 million 2.50% convertible senior notes was 2.54%. With respect to these notes, for the year ended December 31, 2025, we recognized interest expense of $14 million, of which $2 million was due to the amortization of debt issuance costs and $12 million was due to contractual interest expense. Interest expense recognized in 2024 was $5 million, of which $1 million was related to the amortization of debt issuance costs and $4 million was due to contractual interest expense.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information relating to the principal amount and unamortized debt issuance costs of the 2.50% Convertible Senior Notes (in millions):

	December 31, 2025	December 31, 2024
Principal amount	$460	$460
Less: Unamortized debt issuance costs	8	10
Net carrying amount	$452	$450
General Debt Matters
In 2025, we made principal payments of $461 million on our outstanding debt and finance lease obligations.
As of December 31, 2025, we were in compliance with the covenants of our debt and lease agreements.
We did not record any gain or loss on debt extinguishments in 2025. In 2024, we recognized a $22 million gain on the early extinguishment of debt. In 2023, debt payoffs resulted in immaterial extinguishment expense.
Maturities of our debt and finance leases, net of debt issuance costs, for the next five years are as follows (in millions):

Maturities
2026	$755
2027	411
2028	516
2029	1,768
2030	589
Thereafter	4,459
As of December 31, 2025, aircraft, engines, intangible assets, other equipment, and facilities with a net book value of $7.3 billion were pledged as security under various financing arrangements. Cash payments for interest related to debt and finance lease obligations, less interest income cash receipts, were $427 million, $230 million, and $80 million in 2025, 2024, and 2023, respectively.
Fair Value of Debt
The carrying amounts and estimated fair values of our long-term debt, net of debt issuance costs, at December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,498	$7,829	$8,539	$8,337
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 29, 2024, the Company entered into the Second Amendment to the Second Amended and Restated Credit and Guaranty Agreement, which modifies the Facility to, among other things, (i) extend the final maturity of the Facility to October 21, 2029; provided that if the Company's 0.50% convertible senior notes due 2026 were not extended, refinanced or paid off, subject to a specified minimum outstanding principal amount thereof, then the Facility expiration will be automatically shortened to December 31, 2025; (ii) adjust the margin and the minimum liquidity requirements of the Company; (iii) replace the sustainability adjustment mechanism; (iv) allow for certain additions of eligible collateral; and (v) remove provisions relating to the terminated merger agreement with Spirit Airlines, Inc. ("Spirit").
On October 27, 2025, we entered into an agreement with Citibank, N.A. to hold funds required to meet the specified minimum outstanding principal amount in escrow in order to maintain the Facility expiration date of October 21, 2029. The escrow account was funded with the required amount of $100 million prior to December 31, 2025, satisfying the requirements under the amended Facility.
As of and for the years ended December 31, 2025 and 2024, we did not have a balance outstanding or any borrowings under the Facility.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the years ended December 31, 2025 and 2024, we did not have a balance outstanding or any borrowings under this line of credit.

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
The table below presents the lease-related assets and liabilities recorded on our consolidated balance sheets as of December 31, 2025 and 2024 (in millions):

		As of December 31,
		2025	2024
Assets	Classification on Balance Sheet
Operating lease assets	Operating lease assets	$868	$550
Finance lease assets	Property and equipment, net	444	115
Total lease assets		$1,312	$665

Liabilities	Classification on Balance Sheet
Current:
Operating lease liabilities	Current operating lease liabilities	$79	$93
Finance lease liabilities	Current maturities of long-term debt and finance lease obligations	79	15
Long-term:
Operating lease liabilities	Long-term operating lease liabilities	839	510
Finance lease liabilities	Long-term debt and finance lease obligations	370	101
Total lease liabilities		$1,367	$719

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)
Operating leases	14	8
Finance leases	6	7
Weighted average discount rate
Operating leases	7.0%	7.1%
Finance leases	6.3%	5.8%
Flight Equipment Leases
We operated a fleet of 288 aircraft as of December 31, 2025. Of our fleet, 10 aircraft were accounted for as operating leases and three were accounted for as finance leases. These aircraft leases generally have long durations. The remaining terms on these leases as of December 31, 2025 are one month to three years. As of December 31, 2025, we had 34 and 41 spare engines accounted for as finance leases and operating leases, respectively.
The Company completed eight and two engine sale-leaseback transactions for the years ended December 31, 2025 and 2024, respectively, which resulted in a gain of $84 million and $17 million, which is included within other operating expenses on our consolidated statements of operations. These sale-leasebacks are accounted for as operating leases and are included in operating lease assets and operating lease liabilities on our consolidated balance sheets. There were no sale-leaseback transactions for the year ended December 31, 2023.
Facility Leases
Our facility leases are primarily for space at the airports we serve. These leases are classified as operating leases and reflect our use of passenger terminal service facilities consisting of ticket counters, gate space, operations support area, and baggage service offices. We lease space directly or indirectly from the local airport authority on varying terms dependent on prevailing practices at each airport. The remaining terms of our airport leases vary from two months to 17 years. Our leases at certain airports contain provisions for periodic adjustments of rental rates based on the operating costs of the airports or the frequency of use of the facilities. Some of these leases also include renewal options and/or termination options that are factored into our determination of lease payments when appropriate. Because of the variable nature of the rates, these leases are not recorded as operating lease assets and operating lease liabilities on our consolidated balance sheets.
We also have leases for our corporate offices, training center, and various hangars and airport support facilities at our focus cities.
Other Ground and Property Equipment
We lease certain IT assets, ground support equipment, and various other pieces of equipment. The lease terms of our ground support equipment are less than 12 months. The amount of other equipment we have is not significant.
Lease Costs
The table below presents certain information related to our lease costs during the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Operating lease cost	$133	$139	$167
Short-term lease cost	5	5	2
Finance lease cost:
Amortization of assets	27	7	—
Interest on lease liabilities	16	3	—
Variable lease cost	594	607	614
Sublease income	(20)	(23)	(20)
Total net lease cost	$755	$738	$763

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Information
The table below presents supplemental cash flow information related to leases during the years ended December 31, 2025, 2024, and 2023 (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$155	$162	$168
Operating cash flows for finance leases	16	3	—
Financing cash flows for finance leases	67	6	2
Lease Commitments
The table below presents scheduled future minimum lease payments for operating and finance leases recorded on our consolidated balance sheets, as of December 31, 2025 (in millions):

	As of December 31, 2025
	Operating Leases	Finance Leases
2026	$139	$105
2027	128	60
2028	110	60
2029	89	60
2030	84	60
Thereafter	938	219
Total minimum lease payments	$1,488	$564
Less: amount of lease payment representing interest	(570)	(115)
Present value of future minimum lease payment	$918	$449
Less: current obligations under leases	(79)	(79)
Long-term lease obligations	$839	$370

Note 5 - Stockholders' Equity
As of December 31, 2025, we had a total of 19.2 million shares of common stock reserved for issuance. These shares are primarily related to our equity incentive plans. Refer to Note 7 for further details on our share-based compensation.
As of December 31, 2025, we had a total of 161.8 million shares of treasury stock.
The treasury stock reflected on our consolidated statement of cash flows and consolidated statement of stockholders' equity for the year ended December 31, 2025 represents the return of shares to satisfy tax payments associated with crewmember stock compensation that vested during the period.

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
Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 7.4 million, 4.4 million, and 2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table shows how we computed basic and diluted loss per common share for the years ended December 31 (dollars and share data in millions):

	2025	2024	2023
Net loss	$(602)	$(795)	$(310)

Weighted average basic shares	362.1	346.0	332.9
Effect of dilutive securities	—	—	—
Weighted average diluted shares	362.1	346.0	332.9

Loss per common share
Basic	$(1.66)	$(2.30)	$(0.93)
Diluted	$(1.66)	$(2.30)	$(0.93)

Note 7 - Share-Based Compensation
We have various equity incentive plans under which we have granted stock awards to our eligible crewmembers and members of our Board of Directors ("Board"). For the years ended 2025, 2024, and 2023, stock awards were granted under the JetBlue Airways Corporation 2020 Omnibus Equity Incentive Plan, ("2020 Plan").
Unrecognized stock-based compensation expense was approximately $37 million as of December 31, 2025. This amount relates to a total of 10.7 million in unvested restricted stock units ("RSUs"), performance stock units ("PSUs"), and deferred stock units ("DSUs") that were outstanding under our 2020 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately 20 months.
The total stock-based compensation expense, which is included within salaries, wages and benefits on our consolidated statements of operations, for the years ended December 31, 2025, 2024, and 2023 was $40 million, $39 million, and $39 million, respectively.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity under the 2020 Plan for the year ended December 31, 2025 (in millions except per share data):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	7	$7.41
Granted	6	5.94
Vested	(4)	7.81
Forfeited	(1)	6.48
Nonvested at end of year	8	$6.37
The total intrinsic value, determined as of the date of vesting, for all RSUs under the 2020 Plan that vested during the year ended December 31, 2025 was $22 million.
No DSUs were granted during the year ended December 31, 2025. During the years ended December 31, 2024, and 2023, we granted a nominal amount of DSUs. The vesting period for DSUs under the 2020 Plan is either one or three years of service. Once vested, shares are issued six months and one day following a Director's departure from the Board.
In 2025, 2024, and 2023, we granted 2.5 million, 1.5 million, and 1.8 million, respectively, of PSUs to certain members of our leadership team, payment of which is based upon achievements of certain performance criteria.
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
Our CSPP has a series of six-month offering periods, with a new offering period beginning on the first business day of May and November each year. Crewmembers can enroll in the CSPP nearly year-round, with the exception of specific blackout dates. Enrollment is effective at the start of the next offering period. Crewmembers may contribute up to 10% of their pay towards the purchase of common stock via payroll deductions. Purchase dates occur on the last business day of April and October each year. The purchase price is the closing stock price on the day before the purchase date, less a 15% discount. The compensation cost relating to the discount is recognized over the offering period. The total expense recognized relating to our CSPP for the years ended December 31, 2025, 2024, and 2023, respectively, was approximately $9 million, $11 million, and $9 million. Under the plan, crewmembers purchased 14.8 million, 12.2 million, and 11.2 million new shares for the years ended December 31, 2025, 2024, and 2023, respectively, at weighted average prices of $3.54, $4.90, and $4.67 per share, respectively.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes
Our income tax benefit (expense) consisted of the following for the years ended December 31 (in millions):

	2025	2024	2023
Deferred:
Federal	$158	$93	$43
State	25	28	6
Foreign	—	(11)	(22)
Deferred income tax benefit	183	110	27
Current:
Federal	—	—	1
State	(3)	—	1
Foreign	(8)	(8)	(5)
Current income tax expense	(11)	(8)	(3)
Total income tax benefit	$172	$102	$24
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. As of December 31, 2025, the Company has filed an application for refund.
Our income tax benefit reconciles to the amount computed below by applying the U.S. federal statutory income tax rate to our loss before income taxes for the years ended December 31 as follows (in millions):

	2025		2024		2023
Income tax benefit at statutory rate	$163	21.0%	$188	21.0%	$70	21.0%
State income tax, net of federal benefit (a)
New York City	12	1.6%	13	1.5%	4	1.2%
Other states	11	1.4%	15	1.7%	3	0.9%
Foreign income tax effects
Puerto Rico
Changes in valuation allowance	105	13.6%	(15)	(1.7)%	(4)	(1.2)%
Tax holiday	(61)	(7.9)%	—	—%	—	—%
Other	—	—%	11	1.2%	(4)	(1.2)%
Other Foreign Countries	(8)	(1.0)%	(20)	(2.2)%	(37)	(11.1)%
Tax Credits
Tax holiday	(44)	(5.7)%	—	—%	—	—%
Other	(1)	(0.1)%	3	0.3%	22	6.6%
Changes in valuation allowances	11	1.4%	(87)	(9.7)%	(15)	(4.2)%
Nontaxable or nondeductible items	(12)	(1.6)%	(13)	(1.5)%	(14)	(4.5)%
Other, net	(4)	(0.4)%	7	0.7%	(1)	(0.3)%
Total income tax benefit	$172	22.3%	$102	11.3%	$24	7.2%
(a) The majority (greater than 50%) of state and local income tax impact relates to New York City and New York State.
During 2025 the government of Puerto Rico granted a tax holiday that exempts the Company from income tax in Puerto Rico for a period of 15 years. The tax holiday is renewable indefinitely based on a simple administrative procedure, and management intends to renew the tax holiday for the foreseeable future. As a result, we have removed the deferred tax attributes and valuation allowance related to Puerto Rico from the Company's income tax reporting.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2025	2024
Deferred tax assets:
Deferred revenue/gains	$262	$242
Employee benefits	105	106
Foreign tax credit	—	44
Other credits	14	13
Net operating loss carryforward	1,218	1,082
Interest expense limitation carryforward	181	110
Operating lease liabilities	240	145
Rent expense	4	12
Capital loss carryforward	110	125
Sec. 174 research activities	38	34
Other	17	18
Total deferred tax assets	2,189	1,931
Valuation allowance	(133)	(238)
Deferred tax assets, net	2,056	1,693
Deferred tax liabilities:
Property and equipment	(2,233)	(2,168)
Operating lease assets	(227)	(131)
Other	(43)	(27)
Total deferred tax liabilities	(2,503)	(2,326)
Net deferred tax liability	$(447)	$(633)
As of December 31, 2025, we have total tax effected NOL carryforwards of $1.2 billion. The federal NOLs of $1 billion have an indefinite life. We also have state and foreign NOLs of $183 million and $9 million, respectively, from various taxing jurisdictions which, if go unused will start to expire in 2026 through 2045. Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods.
In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. We consider, among other things, the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. At December 31, 2025, we provided a $133 million valuation allowance to reduce the deferred tax assets to an amount that we consider is more likely than not to be realized. Of the total valuation allowance, $9 million relates to foreign NOL carryforward that begins to expire in 2026, $14 million relates to state NOL carryforward that begins to expire in 2026, and $110 million relates to capital loss carryforwards.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2025	2024	2023
Unrecognized tax benefits at January 1, 2025	$31	$25	$26
Increases for tax positions taken during the period	1	8	—
Decreases for tax positions taken during the period	(2)	(1)	(5)
Increases for tax positions taken during a prior period	—	—	5
Decreases for tax positions taken during a prior period	(1)	(1)	(1)
Unrecognized tax benefits December 31, 2025	$29	$31	$25

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties accrued on unrecognized tax benefits were not significant. If recognized, $9 million of the unrecognized tax benefits as of December 31, 2025 would impact our effective tax rate. We do not expect any significant change in the amount of the unrecognized tax benefits within the next 12 months. As a result of net operating losses and statute of limitations in our major tax jurisdictions, years 2016 through 2020 remain subject to examination by the relevant tax authorities.
A reconciliation of the income taxes paid (net of refunds) is as follows (in millions) for the year ended December 31, 2025:

Jurisdiction	Income Taxes Paid (net of refunds)
U.S. Federal	$(1)
NYC	(5)
Other State	—
Dominican Republic	7
Haiti	1
Puerto Rico	(4)
Other Foreign	—
Total	$(2)

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
Our Pilots receive a non-elective Company contribution of 17% of eligible compensation, referred to as Pilot Non-elective contributions, per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association ("ALPA"), in lieu of the above 401(k) Company matching contribution and non-elective contributions. The Company's Pilot Non-elective contributions vest after three years of service.
Total 401(k) company match and non-elective crewmember contributions expense for the years ended December 31, 2025, 2024, and 2023 were $300 million, $264 million, and $271 million, respectively.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments
Flight Equipment Commitments
Our committed expenditures for aircraft and related flight equipment as of December 31, 2025, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
2026 (1)	$641
2027	302
2028	519
2029	444
2030	398
Thereafter	3,375
Total	$5,679
(1) Includes obligations for one Airbus A321neo XLR variant aircraft which has been contracted to sell following delivery of the aircraft. The aircraft is anticipated to deliver in the second quarter of 2026.
Our firm aircraft orders include the following aircraft:

Flight Equipment Deliveries
Year	Airbus A220	Airbus A321neo (1)	Total
2026	14	1	15
2027	5	—	5
2028	11	—	11
2029	10	—	10
2030	1	3	4
Thereafter	—	41	41
Total (2)	41	45	86
(1) Includes one Airbus A321neo XLR variant aircraft which has been contracted to sell following delivery of the aircraft. Refer to the footnote in the Flight Equipment Commitments table above for additional information.
(2) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft - marking nearly two decades of service and completing our transition to a more cost efficient and customer focused all-Airbus fleet. The Company entered into definitive agreements to sell our remaining owned Embraer E190 fleet, which included 25 airframes and 60 engines. These aircraft sales began in July 2025 and are expected to continue through the second quarter of 2026. In 2025, we sold Embraer E190 airframes, engines, as well as full flight simulators, and recorded a net gain of $32 million related to the E190 fleet transactions, which is included in other operating expenses on our consolidated statements of operations. As of December 31, 2025, we had 11 permanently parked Embraer E190 aircraft, of which eight are owned and three are awaiting lease return.
Held for Sale
As of December 31, 2025 and 2024, we had $138 million and $33 million, respectively, classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. The amounts included in held for sale are primarily related to eight permanently parked Embraer E190 airframes, engines, and related spare parts, as well as Airbus A321neo XLR variant aircraft which are expected to sell within one year.
Refer to Note 13 for information on an impairment recorded in the year ended December 31, 2025 related to assets classified as held for sale.
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
As of December 31, 2025, we had $72 million in restricted cash and cash equivalents held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We had $100 million in restricted cash and cash equivalents held in escrow related to the Citibank revolving credit facility. We also had $60 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that is financing, developing, and operating JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $52 million cash pledged primarily related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.
We have a long-term lease for our primary corporate office in Long Island City until 2039. We have a one-time option to terminate the lease in 2034. At the end of the initial lease term, we have the option to renew the lease for either one renewal term of 10 years, or two renewal terms of five years each. Our lease commitments are $5 million in 2026, $5 million in 2027, $5 million in 2028, and an anticipated lease expenditure of $61 million over the remainder of the term.
Labor Unions and Non-Unionized Crewmembers
As of December 31, 2025, 49% of our active full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 22% of our active full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Negotiations for an amended pilot CBA began in May 2024 and are ongoing.
Our pilots are represented by ALPA. Our inflight crewmembers and flight instructors are represented by the Transport Workers Union ("TWU"); our other frontline crewmembers do not have third party representation.
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
JetBlue's inflight crewmembers are represented by TWU, with a contract amendable date of December 13, 2026. The option for TWU to initiate negotiations began on January 1, 2025 and is ongoing until the contract amendable date.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2025, TWU filed a petition with the NMB seeking to represent the Company's dispatchers, air traffic system controllers, and system controllers. The NMB has authorized an election which will run from January 15, 2026 through February 26, 2026. The vote is scheduled to be counted on or around February 26, 2026.
IAM
In November 2025, the International Association of Machinists & Aerospace Workers ("IAM") filed a petition with the NMB seeking to represent the Company's ground operations class of employees. The NMB reviewed IAM's submission and determined IAM failed to show it had the required amount of authorization cards to hold an election.
ALPA
In January 2023, JetBlue pilots ratified a two-year contract extension effective March 1, 2023, which included a ratification payment and adjustments to paid-time-off accruals resulting from pay rate increases of $95 million. JetBlue pilots received an additional pay rate increase in August 2024 from this ratification, which resulted in an adjustment to paid time-off accruals of $26 million. These expenses are included within special items on our consolidated statements of operations. In February 2025, the contract became amendable. Contract negotiations formally began in May 2024 and are ongoing.
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

Note 11 - Contingencies
We self-insure a portion of our losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for crewmembers, and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and our actual experience.
We are a party to many routine contracts under which we indemnify third parties for various risks. These indemnities consist of the following:
All of our bank loans, including our aircraft mortgages, obligate us to reimburse the bank for any increased costs arising from regulatory changes, including changes in reserve requirements and bank capital requirements; these obligations are standard terms present in loans of this type. These indemnities would increase the interest rate on our debt if they were to be triggered. In all cases, we have the option to repay the loan and avoid the increased costs. These terms match the length of the related loan up to 12 years.
Under both aircraft leases with foreign lessors and aircraft mortgages with foreign lenders, we have agreed to customary indemnities concerning withholding tax law changes. Under these contracts, we are responsible, should withholding taxes be imposed, for paying such amount of additional rent or interest as is necessary so that the lessor or lender still receives, after taxes, the rent stipulated in the lease or the interest stipulated under the loan. The term of these indemnities matches the length of the related lease or loan up to 25 years.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under a certain number of our operating lease agreements, we are required to restore certain property or equipment to its original form upon expiration of the related agreement. We have recorded the estimated fair value of these retirement obligations of approximately $3 million and $10 million as of December 31, 2025 and 2024, respectively. For leases expiring within one year, the retirement obligation is recorded in other accrued liabilities within current liabilities on the consolidated balance sheets. For leases expiring beyond one year, the retirement obligation is recorded in other within deferred taxes and other liabilities on our consolidated balance sheets.
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
In July 2020, JetBlue and American Airlines Group, Inc. ("American") entered into the Northeast Alliance ("NEA"), which was permanently enjoined effective August 18, 2023 following an antitrust action. The wind down of the NEA is substantially complete. The matters described below arise out of, or relate to, the NEA. Both of the matters below, and the matter as disclosed in Note 18 remain subject to uncertainties inherent in litigation.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, alleging that JetBlue and American violated U.S. antitrust law in connection with the NEA. These cases were consolidated in the EDNY. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, in certain cases, other airlines on flights to or from NEA airports from July 16, 2020 through the period the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Fact discovery has commenced and is nearing completion, and plaintiffs must petition the EDNY to certify the putative class they allege was damaged. The Company intends to oppose that class certification, defend the matter vigorously, and continue to believe these lawsuits are without merit. As of December 31, 2025, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss, if any, cannot be made.
On April 28, 2025, American filed a lawsuit in the Business Court of Tarrant County, Texas, alleging breach of contract under a revenue-sharing agreement related to the NEA and seeking monetary damages American claims are owed for operations between April 1, 2022 to July 18, 2023. The Company disputes the allegations, believes it has strong defenses to the claims alleged and intends to defend the matter vigorously. As of December 31, 2025, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss, if any, cannot be made.
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
As of December 31, 2025 and 2024, we did not have any outstanding fuel hedging contracts.
The table below reflects quantitative information related to our derivative instruments and where these amounts are recorded in our financial statements (dollar amounts in millions):

	Year Ended December 31,
	2025	2024	2023
Fuel derivatives
Hedge effectiveness gains (losses) recognized in aircraft fuel expense	$—	$(10)	$7
Hedge (gains) losses on derivatives recognized in comprehensive income (loss)	—	6	(1)
Percentage of actual consumption economically hedged	—%	24%	25%
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
There were no offsetting derivative instruments as of December 31, 2025 and 2024.
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

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of December 31, 2025 and 2024 (in millions):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,628	$18	$—	$1,646
Restricted cash equivalents	72	—	—	72
Available-for-sale investment securities	—	60	7	67

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,921	$—	$—	$1,921
Restricted cash equivalents	89	—	—	89
Available-for-sale investment securities	—	1,609	12	1,621
Refer to Note 3 for fair value information related to our outstanding debt obligations as of December 31, 2025 and 2024.
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
We do not intend to sell these investment securities prior to maturity.
The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$464	$464	$404	$400
Long-Lived Assets Impairment
For the year ended December 31, 2025, we recorded a $13 million impairment loss related to the sale of 20 IAE V2500 spare engines, the sale of one Embraer E190 spare engine and remaining Embraer E190 spare parts classified as held for sale. The fair value of these assets is based on observable inputs in non-active markets and are therefore classified as Level 2 in the fair value hierarchy. The impairment loss was recorded within other operating expenses on our consolidated statements of operations. We did not record any impairment losses for the years ended December 31, 2024 and 2023.
Refer to Note 10 for additional information on our held for sale classification.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than twelve months. Maturities greater than twelve months are recorded within investment securities in the other assets section of our consolidated balance sheets. The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Available-for-sale investment securities
Time deposits	$—	$1,148
Commercial paper	60	461
Debt securities	7	12
Total available-for-sale investment securities	67	1,621
Held-to-maturity investment securities
Corporate bonds	464	404
Total held-to-maturity investment securities	464	404
Total investment in debt securities	$531	$2,025
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 13 for an explanation of the fair value hierarchy structure.
Available-for-sale investment securities. We recognized a net unrealized gain of $12 million and $4 million in accumulated other comprehensive income (loss) on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. We recognized a net realized gain of $15 million for the period ending December 31, 2025, and $1 million for periods ending December 31, 2024 and 2023 in gain (loss), net on our consolidated statements of operations.
Held-to-maturity investment securities. We did not record any material gains or losses on these securities during the years ended December 31, 2025, 2024, or 2023.
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024

Equity method investments (1)	$109	$77
JetBlue Ventures equity investments (2)	89	84
TWA Flight Center (3)	13	13
Total equity investments (4)	$211	$174

(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees' financial results is included in other income on our consolidated statements of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures, LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the twelve months ended December 31, 2025, 2024, or 2023.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) We have an approximate 10% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the twelve months ended December 31, 2025, 2024, or 2023.
(4) As of December 31, 2025 and 2024, we had an immaterial amount of equity securities recorded within investment securities in the current asset section of our consolidated balance sheets. Our equity securities include investments in common stocks of publicly traded companies which are stated at fair value. Refer to the table below for investment gain (loss) activity during the twelve months ended December 31, 2025, 2024, and 2023 (in millions):

	Twelve Months Ended December 31,
	2025	2024	2023
JBV Equity Investments
Realized gain (loss) recognized in gain (loss) on investments, net	$(4)	$(7)	$2
Unrealized gain (loss) recognized in gain (loss) on investments, net (1)	2	(21)	—
Equity Securities
Realized gain recognized in gain (loss) on investments, net	—	—	4
Unrealized gain recognized in gain (loss) on investments, net	—	—	2
(1) The net unrealized loss in 2024 primarily relates to a mark-to-market adjustment on our preferred shares of one of our JBV equity investments.

Note 15 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our aircraft fuel derivatives which qualify for hedge accounting and unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2025, 2024, and 2023 is as follows (in millions):

	Aircraft Fuel Derivatives (1)	Available-for-sale securities	Total
Balance of accumulated income (loss), at December 31, 2022	$1	$(1)	$—
Reclassifications into earnings, net of taxes of $2	(5)	(1)	(6)
Change in fair value, net of taxes of $0	1	1	2
Balance of accumulated loss, at December 31, 2023	$(3)	$(1)	$(4)
Reclassifications into earnings, net of taxes of $2	8	(1)	7
Change in fair value, net of taxes of $(1)	(5)	4	(1)
Balance of accumulated income, at December 31, 2024	$—	$2	$2
Reclassifications into earnings, net of taxes of $5	—	(15)	(15)
Change in fair value, net of taxes of $(4)	—	12	12
Balance of accumulated loss, at December 31, 2025	$—	$(1)	$(1)
(1) Reclassified to aircraft fuel expense for the years ended December 31, 2024 and 2023. As of December 31, 2025 and 2024, we did not have any outstanding fuel hedging contracts.

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Operating Segments and Geographic Information
Operating Segments
JetBlue has one reportable operating segment, air transportation services. Air transportation services accounted for substantially all of the Company's operations in 2025, 2024, and 2023. We provide air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe and manage the business activities on a consolidated basis. The accounting policies of the air transportation services segment are described in Note 1 - Summary of Significant Accounting Policies.
JetBlue's chief operating decision maker ("CODM") is our executive leadership team, which includes our Chief Executive Officer, President, Chief Financial Officer, and Chief Operating Officer. The CODM assesses performance for the air transportation segment which includes our loyalty program, and decides how to allocate resources based on net income (loss), which is reported on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
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
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of December 31, 2025, we served 33 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served seven destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the years ended December 31 are summarized below (in millions):

	2025	2024	2023
Domestic & Canada	$5,452	$5,640	$6,072
Caribbean & Latin America	3,139	3,169	3,282
Atlantic	471	470	261
Total operating revenue	$9,062	$9,279	$9,615

JETBLUE AIRWAYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Special Items
The following is a listing of special items presented on our consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Special Items
Severance expenses (1)	$28	$17	$—
Spirit-related costs (2)	—	532	92
Union contract costs (3)	—	26	105
Embraer E190 fleet transition (4)	—	15	—
Other special items	2	1	—
Total special items	$30	$591	$197
(1) Severance expenses for 2025 relate to severance and benefit costs associated with the Company's pilot early retirement program and restructuring of certain workgroups. Severance expenses in 2024 relate to severance and benefit costs associated with the Company's voluntary opt-out program for eligible crewmembers in operations and support center workgroups.
(2) As a result of the termination of the Merger Agreement in March 2024, we wrote off the Spirit prepayment and breakup fee discussed in Note 18. These costs also include Spirit-related consulting, professional, and legal fees. Spirit-related costs in 2023 primarily relate to consulting, professional and legal fees.
(3) Union contract costs primarily relate to pilot ratification payments and adjustments to paid-time-off accruals resulting from pay rate increases. See Note 10 for further discussion.
(4) Embraer E190 fleet transition costs in 2024 relate to the early termination of a flight-hour engine services agreement.
Note 18 - Termination of Merger Agreement with Spirit
The Merger Agreement
On March 1, 2024, JetBlue and Spirit and Merger Sub entered into a termination agreement with respect to their merger agreement (the "Termination Agreement"), subject to limited exceptions related to JetBlue's previously agreed indemnification obligations. Pursuant to the Termination Agreement, JetBlue agreed to pay the $69 million breakup fee on March 5, 2024, which was recorded in special items on the consolidated statements of operations. The parties also agreed to release each other from claims, demands, damages, actions, causes of action and liability relating to or arising out of the Merger Agreement and the transactions contemplated therein or thereby.
In accordance with the terms of the Merger Agreement, on a monthly basis between January 2023 and February 2024, JetBlue paid to the holders of record of outstanding Spirit shares an amount in cash equal to $0.10 per Spirit share (such amount, the "Additional Prepayment Amount", and each such monthly payment, an "Additional Prepayment"). In 2024, JetBlue made an aggregate of $22 million in Additional Prepayments to Spirit shareholders resulting in a total prepayment of $425 million. These Additional Prepayments were written off in March 2024, in addition to the $25 million reimbursement payment to Spirit in connection with the Frontier transaction costs as a result of the termination of the Merger Agreement. The write off is recorded in special items on the consolidated statements of operations.
The Company recorded a valuation allowance of $123 million related to the tax impact of the Spirit transaction costs, of which $105 million was recorded in 2024 and $18 million was recorded in 2023.
Legal Proceedings Related to the Merger
As also previously disclosed, on November 3, 2022, 25 individual consumers filed suit in the U.S. District Court for the Northern District of California against JetBlue and Spirit seeking to enjoin the Merger, alleging that it violates Section 7 of the Clayton Act (the "Private Merger Lawsuit"). Following the execution of the Termination Agreement, all proceedings in the Private Merger lawsuit were dismissed by the United States Court of Appeals for the First Circuit and the U.S. District Court for the District of Massachusetts on April 29, 2024 and June 18, 2024, respectively. Plaintiffs subsequent motion for recovery of attorneys' fees was denied on September 5, 2024 by the Court, and plaintiffs appealed that denial on September 13, 2024. That appeal is currently stayed as a result of Spirit's bankruptcy filings and JetBlue intends to vigorously oppose the appeal.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Report, audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Ernst & Young LLP has issued their report which is included elsewhere herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Insider trading arrangements.
On August 13, 2025, Warren Christie, our Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. Mr. Christie's plan is for the sale of an indeterminable number of shares purchased through the Company's crewmember stock purchase plan. The 10b5-1 trading plan terminates on November 20, 2026, unless terminated earlier in accordance with its terms.
During the three months ended December 31, 2025, no other director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Information about our Executive Officers
Certain information concerning JetBlue's current executive officers as of February 12, 2026 follows. There are no family relationships between any of our directors or executive officers.
Joanna Geraghty, age 53, is our Chief Executive Officer. She was appointed to the position by the Board on January 7, 2024, with an effective date of February 12, 2024. Ms. Geraghty joined JetBlue in 2005 and was most recently our President and Chief Operating Officer. Previously, she served as our Executive Vice President Customer Experience from 2014 to 2018 and Executive Vice President Chief People Officer from 2010 to 2014. She also held positions as our Vice President and Associate General Counsel and Director of Litigation and Regulatory Affairs.
Warren Christie, age 59, is our Chief Operating Officer. He was appointed to the position effective February 12, 2024. Mr. Christie joined the Company in 2003 and has served in various other leadership positions, including Head of Safety, Security, Fleet Operations and JBU from 2021 to 2022. Head of Safety, Security and Fleet Operations from 2019 to 2021 and, prior to that, Senior Vice President, Regulatory and Training; Vice President, Operations Planning and Training; and Vice President, JBU.
Ursula Hurley, age 44, is our Chief Financial Officer. She was appointed to the position in June 2021. Ms. Hurley first joined JetBlue's finance team in 2004 and subsequently served in positions of increasing responsibility, including as Director, Assistant Treasurer & Fuel from June 2012 to July 2017 and Vice President Structural Programs from July 2017 to July 2018. From July 2018 to April 2021, Ms. Hurley was the Vice President Treasurer, responsible for debt and cash management, cash flow, fuel and interest rate hedging, strategic sourcing, and fleet strategy, including aircraft and engine sourcing.
Martin St. George, age 62, was appointed as our President of the Company, effective February 26, 2024. Prior to joining JetBlue, he served as Chief Commercial Officer of LATAM Airlines Group S.A., beginning in 2020 after a 30+ year career in the airline industry. Prior to joining LATAM, Mr. St. George served in various leadership positions at Norwegian Air Shuttle ASA and at JetBlue, including as Chief Commercial Officer from 2015 to 2019.
Eileen McCarthy, age 59, is our General Counsel and Corporate Secretary. She was appointed to the position in August 2024. Prior to rejoining JetBlue in August, she most recently served as Senior Vice President and Deputy General Counsel for UiPath, Inc., an AI-focused enterprise automation software company. Ms. McCarthy served as a member of JetBlue's legal leadership team from 2006-2021, overseeing areas including corporate governance, securities laws, and ethics and compliance programs, including as Vice President and Associate General Counsel, Corporate Governance from 2015 to 2021.
Carol Clements, age 50, is our Chief Digital and Technology Officer. She was appointed to the position in April 2021. Prior to joining JetBlue, Ms. Clements served as Chief Technology Officer for Pizza Hut where she oversaw its e-commerce channels, restaurant & delivery technology, and data & analytics. Ms. Clements also spent 11 years at Southwest Airlines where she held a variety of leadership roles.
Dawn Southerton, age 58, is our Vice President Controller and Principal Accounting Officer. She was appointed to the position effective December 2023. Prior to joining JetBlue, Ms. Southerton served in various roles at Pepsi Beverages Company, including as Vice President and Controller from August 2018 to August 2023. Ms. Southerton began her career at the public accounting firm KPMG before holding a number of accounting and finance roles with TransCanada Pipeline, Heinz and Neiman Marcus Group.

The other information required by this Item will be included in and is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2025 fiscal year (the "2026 Proxy Statement").
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included in and is incorporated herein by reference to our 2026 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below provides information relating to our equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2025, as adjusted for stock splits:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	13,283,343	$6.15	19,161,173 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	13,283,343	$6.15	19,161,173
(1) Because this figure includes the shares remaining available for issuance under the Crewmember Stock Purchase Plan as of December 31, 2025, it does not reflect the number we expect to be outstanding after giving effect to share purchases in the current offering period.
Warrants issued to the U.S. Department of Treasury under the government support programs discussed in Note 3 to our consolidated financial statements are not reflected in this table.
Refer to Note 7 to our consolidated financial statements for further information regarding the material features of the above plans.
Other information required by this Item will be included in and is incorporated herein by reference to our 2026 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in and is incorporated herein by reference to our 2026 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be included in and is incorporated herein by reference to our 2026 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial statements:
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets — December 31, 2025 and December 31, 2024
Consolidated Statements of Operations — For the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Loss — For the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows — For the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders' Equity — For the years ended December 31, 2025, 2024 and 2023
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

3.2	Amended and Restated Bylaws of JetBlue Airways Corporation—incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 9, 2025 and filed on December 12, 2025.

4.1	Specimen Stock Certificate—incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, as amended (File No. 333-82576).

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

10.1	Form of Indemnification and Advancement Agreement.

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

10.6^	Airbus A320 Family Purchase Agreement, dated October 19, 2011, between Airbus S.A.S. and JetBlue Airways Corporation, including Letter Agreements 1-8, each dated as of same date.

10.6(a)^
Amendment No. 1 to Airbus A320 Family Purchase Agreement, dated as of October 25, 2013, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6, each dated as of the same date.

10.6(b)^
Amendment No. 2 to Airbus A320 Family Purchase Agreement, dated as of November 19, 2014, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1 and 3, each dated as of the same date.

10.6(c)^	Amendment No. 3 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(d)^
Amendment No. 4 to Airbus A320 Family Purchase Agreement, dated as of July 26, 2016, between Airbus S.A.S. and JetBlue Airways Corporation, including Amended and Restated Letter Agreements 1, 2, 3 and 6 and Letter Agreement 9, each dated as of the same date.

10.6(e)^	Amendment No. 5 to Airbus A320 Family Purchase Agreement, dated as of August 9, 2016, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(f)^	Amendment No. 6 to Airbus A320 Family Purchase Agreement, dated as of April 11, 2017, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(g)^	Amendment No. 7 to Airbus A320 Family Purchase Agreement, dated as of April 25, 2017, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(h)^	Amendment No. 8 to Airbus A320 Family Purchase Agreement, dated as of December 19, 2017, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(i)^	Amendment No. 9 to Airbus A320 Family Purchase Agreement, dated as of March 30, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(j)^	Amendment No. 10 to Airbus A320 Family Purchase Agreement, dated as of July 7, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.

10.6(k)^	Amendment No. 11 to Airbus A320 Family Purchase Agreement, dated as of December 31, 2018, between Airbus S.A.S. and JetBlue Airways Corporation.

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

10.6(o)^
Amendment No. 15 to Airbus A320 Family Purchase Agreement, dated as of October 16, 2020, between Airbus S.A.S. and JetBlue Airways Corporation-—incorporated by reference to Exhibit 10.33(p) to our Annual Report on Form 10-K for the year ended December 31, 2020.

10.6(p)^
Amendment No. 16 to Airbus A320 Family Purchase Agreement, dated as of November 1, 2023, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2023.

10.6(q)^§
Amendment No. 17 to the A320 Family Aircraft Purchase Agreement, dated as of January 26, 2024,, between Airbus S.A.S. and JetBlue Airways Corporation—incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the year ended March 31, 2024.

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

10.7(b)^§
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

10.8(a)
First Amendment to Term Loan Credit and Guaranty Agreement, dated February 28, 2025, by and among JetBlue Airways Corporation and JetBlue Loyalty, LP, as Borrowers, the Consenting Lenders party thereto, Citibank, N.A., as Replacement Lender and Barclays Bank PLC, as Administrative Agent - incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 21, 2025.

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

10.16^	Amended and Restated PW1100G-JM Engine Purchase and Support Agreement by and between International Aero Engines, LLC and JetBlue Airways Corporation, dated as of March 30, 2018.

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

10.19(c)*	Form of Performance Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

10.19(d)*	Form of RSU Award Agreement for Non-Employee Directors (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.19(e)*	Form of RSU Award Agreement, Crewmembers (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.19(f)*	Form of Deferred Stock Unit Award Agreement (2020 Omnibus Incentive Plan)—incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.19(g)*	Form of Performance Cash Award Agreement—incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.19(h)*	Form of Performance Stock Unit Award Agreement (Transaction Incentives)—incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	February 12, 2026	By:	/s/ Dawn Southerton
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

Signature	Capacity	Date

/s/ Joanna Geraghty	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Joanna Geraghty

/s/ Ursula Hurley	Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Ursula Hurley

/s/ Dawn Southerton	Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
Dawn Southerton

/s/ Peter Boneparth	Director	February 12, 2026
Peter Boneparth

/s/ Monte Ford	Director	February 12, 2026
Monte Ford

/s/ Ellen Jewett	Director	February 12, 2026
Ellen Jewett

/s/ Robert Leduc	Director	February 12, 2026
Robert Leduc

/s/ Jesse Lynn	Director	February 12, 2026
Jesse Lynn

/s/ Teri P. McClure	Director	February 12, 2026
Teri P. McClure

/s/ Sean Menke	Director	February 12, 2026
Sean Menke

/s/ Steven Miller	Director	February 12, 2026
Steven Miller

/s/ Nik Mittal	Director	February 12, 2026
Nik Mittal

/s/ Sarah Robb O'Hagan	Director	February 12, 2026
Sarah Robb O'Hagan

/s/ Vivek Sharma	Director	February 12, 2026
Vivek Sharma

/s/ Thomas Winkelmann	Director	February 12, 2026
Thomas Winkelmann

Financial Statement Schedule
JETBLUE AIRWAYS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Additions Charged to Costs and Expenses	Deductions		Balance at end of period
Year Ended December 31, 2025
Valuation allowance for deferred tax assets	$238	$14	$119		$133
Allowance for obsolete spare parts	43	9	15		37
Allowance for credit losses	6	7	7	(1)	6
Total	$287	$30	$141		$176
Year Ended December 31, 2024
Valuation allowance for deferred tax assets	$153	$126	$41		$238
Allowance for obsolete spare parts	35	8	—		43
Allowance for credit losses	3	3	—	(1)	6
Total	$191	$137	$41		$287
Year Ended December 31, 2023
Valuation allowance for deferred tax assets	$90	$69	$6		$153
Allowance for obsolete spare parts	29	6	—		35
Allowance for credit losses	4	19	20	(1)	3
Total	$123	$94	$26		$191

(1)Uncollectible accounts written off, net of recoveries.