Form 10-Q
period 2026-03-31
JETBLUE AIRWAYS CORP
filed 2026-04-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of March 31, 2026, there were 372,018,894 shares outstanding of the registrant's common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook and future results of operations and financial position, our business strategy and plans for future operations, such as our JetForward initiatives, including our Blue Sky collaboration, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry conditions, including fuel price and volatility, geopolitical and other macroeconomic factors and trends affecting our business, our ability to adjust pricing in response to changes in fuel costs or demand, and the related impacts on our business, financial condition and results of operations. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many important factors, including, without limitation, our extremely competitive industry; the risk associated with the execution of our strategic operating plans in the near-term and long-term; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs, including those that impact commercial aircraft and related parts imported from outside the United States; the outcome of current or future legal proceedings or regulatory actions; risks associated with stockholder activism; risks associated with cybersecurity and privacy, including potential disruptions to our information technology systems or information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; possible failure to comply with financial and other debt covenants included in the agreements governing our debt; financial risks associated with credit card processors; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; limits on our ability to use certain tax attributes; risks associated with our development and use of AI-powered solutions; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal government shutdowns, federal budget constraints or federally imposed furloughs; increasing scrutiny of, and evolving expectations regarding, environmental matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Further information concerning these and other factors is contained in JetBlue's filings with the U.S. Securities and Exchange Commission (the "SEC"), including but not limited to in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"). In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,857	$1,946
Investment securities	312	213
Receivables, less allowance (2026 - $5; 2025 - $6)	399	372
Spare parts, aircraft fuel and supplies, less allowance (2026 - $40; 2025 - $37)	282	193
Restricted cash and cash equivalents	101	100
Prepaid expenses and other	417	414
Total current assets	3,368	3,238
PROPERTY AND EQUIPMENT
Flight equipment	15,109	14,957
Pre-delivery deposits for flight equipment	183	177
Total flight equipment and pre-delivery deposits, gross	15,292	15,134
Less accumulated depreciation	4,556	4,436
Total flight equipment and pre-delivery deposits, net	10,736	10,698
Other property and equipment, gross	1,392	1,377
Less accumulated depreciation	899	884
Total other property and equipment, net	493	493
Total property and equipment, net	11,229	11,191
OPERATING LEASE ASSETS	846	868
OTHER ASSETS
Investment securities	210	318
Restricted cash and cash equivalents	248	249
Intangible assets, net of accumulated amortization (2026 - $638; 2025 - $622)	333	415
Other	377	291
Total other assets	1,168	1,273
TOTAL ASSETS	$16,611	$16,570

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$728	$655
Air traffic liability	1,996	1,669
Accrued salaries, wages and benefits	656	680
Other accrued liabilities	625	550
Current operating lease liabilities	76	79
Current maturities of long-term debt and finance lease obligations	734	769
Total current liabilities	4,815	4,402
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	7,701	7,729
LONG-TERM OPERATING LEASE LIABILITIES	823	839
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	427	447
Air traffic liability - non-current	719	704
Other liabilities	316	329
Total deferred taxes and other liabilities	1,462	1,480
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 535 and 532 shares issued and 372 and 370 shares outstanding at March 31, 2026 and December 31, 2025, respectively	5	5
Treasury stock, at cost; 163 and 162 shares at March 31, 2026 and December 31, 2025, respectively	(2,018)	(2,013)
Additional paid-in capital	3,425	3,412
Retained earnings	398	717
Accumulated other comprehensive income (loss)	—	(1)
Total stockholders' equity	1,810	2,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,611	$16,570

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUES
Passenger	$2,048	$1,969
Other	192	171
Total operating revenues	2,240	2,140
OPERATING EXPENSES
Aircraft fuel	573	511
Salaries, wages and benefits	896	863
Landing fees and other rents	169	159
Depreciation and amortization	179	168
Aircraft rent	15	19
Sales and marketing	72	70
Maintenance, materials and repairs	194	191
Other operating expenses	366	333
Total operating expenses	2,464	2,314
OPERATING LOSS	(224)	(174)
OTHER INCOME (EXPENSE)
Interest expense	(144)	(148)
Interest income	23	38
Capitalized interest	1	3
Gain on investments, net	3	1
Other	5	9
Total other expense	(112)	(97)
LOSS BEFORE INCOME TAXES	(336)	(271)
Income tax benefit	17	63
NET LOSS	$(319)	$(208)

LOSS PER COMMON SHARE
Basic	$(0.86)	$(0.59)
Diluted	$(0.86)	$(0.59)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(319)	$(208)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 in 2026 and 2025.	1	5
Total other comprehensive income	1	5
COMPREHENSIVE LOSS	$(318)	$(203)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(319)	$(208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(20)	(67)
Depreciation and amortization	179	168
Gain on flight equipment transactions, net	(20)	(23)
Stock-based compensation	13	12
Changes in certain operating assets and liabilities	290	215
Other, net	(3)	17
Net cash provided by operating activities	120	114
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(126)	(176)
Pre-delivery deposits for flight equipment	(15)	(11)
Purchase of held-to-maturity investments	(13)	—
Proceeds from the maturities of held-to-maturity investments	23	22
Purchase of available-for-sale securities	(23)	(50)
Proceeds from the sale of available-for-sale securities	22	528
Proceeds from the sale of assets and sale-leaseback transactions	40	44
Net cash (used in) provided by investing activities	(92)	357
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt and finance lease obligations	(112)	(81)
Acquisition of treasury stock	(5)	(5)
Net cash used in financing activities	(117)	(86)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(89)	385
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,295	2,148
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$2,206	$2,533

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(115)	$(97)
Cash proceeds for income taxes, net	6	2

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$2	$366
Flight equipment acquired under finance leases	44	10

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents.

Cash and cash equivalents	$1,857	$2,297
Restricted cash and cash equivalents (2)	349	236
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$2,206	$2,533
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	532	$5	162	$(2,013)	$3,412	$717	$(1)	$2,120
Net loss	—	—	—	—	—	(319)	—	(319)
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	3	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	13	—	—	13
Balance at March 31, 2026	535	$5	163	$(2,018)	$3,425	$398	$—	$1,810

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641
Net loss	—	—	—	—	—	(208)	—	(208)
Other comprehensive income	—	—	—	—	—	—	5	5
Vesting of restricted stock units	2	—	1	(5)	—	—	—	(5)
Stock compensation expense	—	—	—	—	12	—	—	12
Balance at March 31, 2025	515	$5	161	$(2,010)	$3,332	$1,111	$7	$2,445

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
JetBlue Airways Corporation ("JetBlue") provides air transportation services across the United States, Latin America, the Caribbean, Canada and Europe. Our condensed consolidated financial statements include the accounts of JetBlue and our subsidiaries which are collectively referred to as "we" or the "Company." All majority-owned subsidiaries are consolidated on a line-by-line basis, with all intercompany transactions and balances being eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with our 2025 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").
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
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Passenger revenue
Passenger travel	$1,870	$1,792
Loyalty revenue - air transportation	178	177
Other revenue
Loyalty revenue	136	122
Other revenue	56	49
Total operating revenue	$2,240	$2,140
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	March 31, 2026	December 31, 2025
Air traffic liability - passenger travel (1)	$1,435	$1,123
Air traffic liability - loyalty program (air transportation)	1,252	1,227
Deferred revenue - passenger travel and loyalty program travel (2)	320	334
Deferred revenue - other (3)	30	25
Total	$3,037	$2,709

(1) The balances as of March 31, 2026 and December 31, 2025 include a $2 million liability related to long term travel credits recognized within other liabilities on our consolidated balance sheets.
(2) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(3) Included within air traffic liability on our consolidated balance sheets.
During the three months ended March 31, 2026 and 2025, we recognized passenger revenue of $862 million and $820 million, respectively, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the three months ended March 31, 2026 and 2025 (in millions):

Balance at December 31, 2025	$1,227
TrueBlue® points redeemed passenger	(178)
TrueBlue® points redeemed other	(13)
TrueBlue® points earned and sold	216
Balance at March 31, 2026	$1,252

Balance at December 31, 2024	$1,125
TrueBlue® points redeemed passenger	(177)
TrueBlue® points redeemed other	(8)
TrueBlue® points earned and sold	186
Balance at March 31, 2025	$1,126
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings, and Finance Lease Obligations
During the three months ended March 31, 2026, we made principal payments of $112 million on our outstanding debt and finance lease obligations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At March 31, 2026, we had pledged aircraft, engines, other equipment, and facilities assets with a net book value of $7.4 billion as security under various financing arrangements. In addition, certain TrueBlue® program assets have been pledged as part of the financing of the TrueBlue® program.
At March 31, 2026, scheduled maturities of our long-term debt and finance lease obligations, net of debt issuance costs, for the next five years were as follows (in millions):

Year	Total
Remainder of 2026	$650
2027	414
2028	519
2029	1,771
2030	592
Thereafter	4,489
Total	$8,435
Long-term debt and finance lease obligations at March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	424	424
2019-1 Series A, due through 2028	132	132
2019-1 Series B, due through 2027	45	45
2020-1 Series A, due through 2032	428	428
2020-1 Series B, due through 2028	82	82
Fixed rate equipment notes, due through 2028	117	127
Floating rate equipment notes, due through 2036 (1)	656	673
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,073	2,103
TrueBlue® senior secured notes, due through 2031	1,990	1,990
TrueBlue® senior secured term loan facility, due through 2029 (1)	743	744
Finance leases	441	449
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	259
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	144
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	132
0.50% convertible senior notes, due through 2026	325	325
2.50% convertible senior notes, due through 2029	460	460
Total debt and finance lease obligations	$8,494	$8,560
Less: Debt issuance costs	(59)	(62)
Less: Current maturities	(734)	(769)
Long-term debt and finance lease obligations	$7,701	$7,729
(1) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The carrying amounts and estimated fair values of our long-term debt and finance lease obligations, net of debt issuance costs, at March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,435	$7,359	$8,498	$7,829
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
0.50% Convertible Senior Notes, Due Through 2026
Subsequent to March 31, 2026, on April 1, 2026, the Company paid in full its 0.50% convertible senior notes due 2026, including $325 million of principal and $1 million of interest. A portion of this payment was funded using amounts previously held in escrow pursuant to the Company's revolving credit facility agreement with Citibank. Following this repayment, the Company has no remaining obligations under these notes.
Fixed Rate Equipment Notes
Subsequent to March 31, 2026, on April 14, 2026, the Company entered into an agreement providing for up to $500 million in debt financing, secured by certain owned A320 and A220 family aircraft. The financing is expected to be funded in two or more tranches, with maturities ranging from 2033 through 2037 and interest rates based on U.S. Treasury rates plus an applicable margin. The agreement requires an initial funding to occur no later than April 30, 2026, with a minimum aggregate borrowing amount of $300 million, subject to the satisfaction of customary closing conditions. In addition, the agreement also provides for the potential to obtain up to an additional $250 million in incremental aircraft-secured financing beyond the initial $500 million commitment, subject to agreed upon terms.
Short-term Borrowings
Citibank Line of Credit
We have a revolving credit facility with Citibank for $600 million. This facility bears interest at a rate equal to the Alternate Base Rate ("ABR") plus a margin, or SOFR plus a margin. The facility has a maturity of October 21, 2029; provided that if the Company's 0.50% convertible senior notes due 2026 are not extended, refinanced, or paid off, subject to a specified minimum outstanding principal amount thereof, then the facility expiration will be automatically shortened to December 31, 2025.
On October 27, 2025, we entered into an agreement with Citibank, N.A. to hold funds required to meet the specified minimum outstanding principal amount in escrow in order to maintain the facility expiration date of October 21, 2029. The escrow account was funded with the required amount of $100 million prior to December 31, 2025, satisfying the requirements under the amended facility.
Subsequent to March, 31, 2026, on April 1, 2026, the amounts held in escrow were used to pay a portion of the 0.50% convertible senior notes due 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of and for the periods ended March 31, 2026 and December 31, 2025, we did not have a balance outstanding or any borrowings under the facility.
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended March 31, 2026 and December 31, 2025, we did not have a balance outstanding or any borrowings under this line of credit.
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
Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 7.7 million and 81.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The following table shows how we computed basic and diluted loss per common share for the three months ended March 31, 2026 and 2025 (dollars and share data in millions):

	Three Months Ended March 31,
	2026	2025
Net loss	$(319)	$(208)

Weighted average basic shares	370.8	353.7
Effect of dilutive securities	—	—
Weighted average diluted shares	370.8	353.7

Loss per common share
Basic	$(0.86)	$(0.59)
Diluted	$(0.86)	$(0.59)
Note 5 - Income Taxes
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
For the three months ended March 31, 2026, we recorded an income tax benefit of $17 million resulting in an effective tax rate of 5.1%. The forecasted annual effective tax rate differs from the U.S. federal statutory rate primarily due to state income taxes, foreign income taxes, permanent book-tax differences, and the impact of a valuation allowance recorded against certain deferred tax assets. Our deferred tax assets primarily relate to net operating loss ("NOL") carryforwards. Our ability to use our NOL and other carryforwards depends on the amount of taxable income generated in future periods. In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. We consider, among other things, the generation of future taxable income from the reversals of deferred tax liabilities, during the periods in which the related temporary differences will become deductible.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6 - Crewmember Retirement Plan
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
Total 401(k) company match and non-elective crewmember contribution expense for the three months ended March 31, 2026 and 2025 was $78 million and $75 million, respectively.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7 - Commitments and Contingencies
Flight Equipment Commitments
As of March 31, 2026, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
Remainder of 2026 (1)	$500
2027	386
2028	524
2029	442
2030	398
Thereafter	3,375
Total	$5,625
(1) Includes obligations for one Airbus A321neo XLR variant aircraft which is expected to sell following delivery of the aircraft. The aircraft is anticipated to deliver in the third quarter of 2026.
Our committed aircraft deliveries as of March 31, 2026 include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2026	10	1	11
2027	7	—	7
2028	11	—	11
2029	10	—	10
2030	1	3	4
Thereafter	—	41	41
Total (3)	39	45	84
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) Includes one Airbus A321neo XLR variant aircraft which is expected to sell following delivery of the aircraft. Refer to the footnote in the Flight Equipment Commitments table above for additional information.
(3) In addition, we have options to purchase 20 A220-300 aircraft in 2027 and 2028.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. In 2026, we continue to sell our owned E190 aircraft pursuant to these agreements. During the first quarter of 2026, we sold Embraer E190 airframes, engines and related spare parts, and recorded a net gain of $22 million, which is included in other operating expenses on our consolidated statements of operations. We also returned our remaining leased E190 aircraft during the quarter. As of March 31, 2026, we had one permanently parked owned Embraer E190 aircraft. We expect to complete the sale of the remaining E190 aircraft in the second quarter of 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Held for Sale
As of March 31, 2026 and December 31, 2025, we had $113 million and $138 million, respectively, classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. The amounts included in held for sale are primarily related to one permanently parked Embraer E190 airframe, engines, and related spare parts as well as one Airbus A321 neo XLR variant aircraft expected to sell within one year.
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
As of March 31, 2026, we had $349 million in restricted cash and cash equivalents. We held $73 million of restricted cash equivalents as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We had $101 million in restricted cash and cash equivalents held in escrow related to the Citibank revolving credit facility. We also had $59 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that is financing, developing, and operating JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $51 million cash pledged primarily related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.
Labor Unions and Non-Unionized Crewmembers
As of March 31, 2026, 49% of our active full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 22% of our active full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA"). Negotiations for an amended pilot CBA began in May 2024 and are ongoing.
Our pilots are represented by ALPA. Our inflight crewmembers, flight instructors, and dispatchers, which include air traffic controllers and system controllers, are represented by the Transport Workers Union of America ("TWU"); our other frontline crewmembers do not have third party representation.
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
In November 2025, TWU filed a petition with the NMB seeking to represent the Company's dispatchers, air traffic controllers, and system controllers. The NMB has authorized an election which ran from January 15, 2026 through February 26, 2026. The dispatchers, air traffic controllers, and system controllers voted for TWU representation. Contract negotiations for an initial contract have not yet begun.
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
In July 2020, JetBlue and American Airlines Group, Inc. ("American") entered into the Northeast Alliance ("NEA"), which was permanently enjoined effective August 18, 2023 following an antitrust action. The wind down of the NEA is substantially complete. The matters described below arise out of, or relate to, the NEA. Both of the matters below remain subject to uncertainties inherent in litigation.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, alleging that JetBlue and American violated U.S. antitrust law in connection with the NEA. These cases were consolidated in the EDNY. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, in certain cases, other airlines on flights to or from NEA airports from July 16, 2020 through the period the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Fact discovery has commenced and is nearing completion, and plaintiffs must petition the EDNY to certify the putative class they allege was damaged. The Company intends to oppose that class certification, defend the matter vigorously, and continues to believe these lawsuits are without merit. As of March 31, 2026, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss, if any, cannot be made.
On April 28, 2025, American filed a lawsuit in the Business Court of Tarrant County, Texas, alleging breach of contract under a revenue-sharing agreement related to the NEA and seeking monetary damages that American claims are owed for operations between April 1, 2022 to July 18, 2023. The Company disputes the allegations, believes it has strong defenses to the claims alleged and intends to defend the matter vigorously. As of March 31, 2026, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss, if any, cannot be made.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8 - Fair Value
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,249	$16	$—	$1,265
Restricted cash equivalents	73	—	—	73
Available-for-sale investment securities	—	62	6	68

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,628	$18	$—	$1,646
Restricted cash equivalents	72	—	—	72
Available-for-sale investment securities	—	60	7	67
Refer to Note 3 for fair value information related to our outstanding debt obligations as of March 31, 2026 and December 31, 2025.
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
We do not intend to sell these investment securities prior to maturity.
The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$454	$453	$464	$464

Note 9 - Investments
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
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Available-for-sale investment securities
Commercial paper	$62	$60
Debt securities	6	7
Total available-for-sale investment securities	68	67
Held-to-maturity investment securities
Corporate bonds	454	464
Total held-to-maturity investment securities	454	464
Total investment in debt securities	$522	$531
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 8 for an explanation of the fair value hierarchy structure.
We did not record any material gains or losses on our available-for-sale and held-to-maturity investment securities during the three months ended March 31, 2026 and 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Equity method investments (1)	$114	$109
JetBlue Ventures equity investments (2)	93	89
TWA Flight Center (3)	13	13
Total equity investments	$220	$211
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees' financial results is included in other income on our consolidated statements of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures, LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three months ended March 31, 2026 and 2025.
(3) We have an approximately 9% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three months ended March 31, 2026 and 2025.
The realized and unrealized gains on equity investments for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
JBV Equity Investments
Realized gain recognized in gain (loss) on investments, net	$—	$1
Unrealized gain recognized in gain (loss) on investments, net	4	—

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended March 31, 2026 and 2025 is as follows (in millions):

Available-for-sale securities
Balance of accumulated loss, at December 31, 2025	$(1)
Reclassifications into earnings, net of taxes of $0	1
Change in fair value, net of taxes of $0	—
Balance of accumulated income, at March 31, 2026	$—

Balance of accumulated income, at December 31, 2024	$2
Reclassifications into earnings, net of taxes of $0	—
Change in fair value, net of taxes of $0	5
Balance of accumulated income, at March 31, 2025	$7

Note 11 - Operating Segments and Geographic Information
Operating Segments
JetBlue has one reportable operating segment, air transportation services. Air transportation services accounted for substantially all of the Company's operations in 2026 and 2025. We provide air transportation services across the United States, the Caribbean, Latin America, Canada, and Europe, and manage the business activities on a consolidated basis.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Geographic Region Information
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of March 31, 2026, we served 31 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served seven destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the three months ended March 31, 2026 and 2025 are summarized below (in millions):

	Three Months Ended March 31,
	2026	2025
Domestic & Canada	$1,400	$1,280
Caribbean & Latin America	777	796
Atlantic	63	64
Total operating revenue	$2,240	$2,140

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this Report should be read together with our condensed consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and related notes included in our 2025 Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A "Risk Factors" of our 2025 Form 10-K and in Part II, Item 1A "Risk Factors" and other parts of this Report.
We expect our operating results to fluctuate significantly from quarter-to-quarter in the future due to factors such as economic and geopolitical conditions, weather events, cost of aircraft fuel, and various other factors, many of which are outside of our control. Consequently, we believe quarter-over-quarter comparisons of our operating results may not necessarily be meaningful; you should not rely on our results for any one quarter as an indication of our future performance. Except for uncertainty related to the cost of aircraft fuel, we expect our expenses to continue to increase from wage rate cost pressures, as we acquire additional aircraft, and as our fleet ages.
OVERVIEW
First Quarter 2026 Results
In the first quarter of 2026, we had an operating loss of $224 million, compared to an operating loss of $174 million in the 2025 period. The increase in operating loss is primarily driven by higher operating costs, including increased fuel expense and higher salaries, wages and benefits and other operating expenses, largely attributable to operational disruptions during the quarter including multiple winter storms and airspace constraints. These increases were partially offset by higher revenue driven by stronger demand and increased pricing.
As we progressed through the first quarter of 2026, demand trends strengthened across the booking curve, with continued resilience in both close-in and forward bookings, as well as sustained strength in premium travel and improving demand in core.
Our first quarter 2026 highlights include the following:
•First quarter 2026 system available seat miles ("ASMs" or "capacity") decreased by 1.7% year-over-year.
•Operating revenue for the first quarter of 2026 was $2.2 billion, a 4.7% increase year-over-year.
•Operating expense and operating expense, excluding special items (1) for the first quarter of 2026 was $2.5 billion, a 6.5% increase year-over-year.
•Operating expense per available seat mile ("CASM") for the first quarter of 2026 increased by 8.3% year-over-year to 16.06 cents compared to the first quarter of 2025.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 6.6% to 12.21 cents in the first quarter of 2026 compared to the first quarter of 2025.
Recent Developments
JetForward
JetForward, our strategic framework, is focused on four priority moves: delivering reliable and caring service, building the best east coast leisure network, offering products and perks customers value, and providing a secure financial future. Our JetForward plan, which is designed to support our long-term profitability goals, reflects various assumptions regarding factors that may impact our operational and financial performance. For further information on potential factors that could affect the success of our strategic initiatives, including JetForward, see Part I, Item 1A "Risk Factors" within our 2025 Form 10-K.
The sections below highlight some additional actions made to support these priority moves during the quarter.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reliable and Caring Service
We remain focused on delivering safe, reliable, and caring service for our customers. Despite a challenging operating environment, including severe weather, airspace constraints, and other external disruptions, we maintained our focus on supporting our customers and delivering reliable operations. On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the three months ended March 31, 2026, our system-wide on-time performance was 68.8% compared to 75.1% for the same period in 2025. Our completion factor was 95.0% for the three months ended March 31, 2026 compared to 98.6% for the same period in 2025. JetForward includes multiple initiatives to improve our on-time performance, and we believe it will continue to improve in future periods despite the difficult operating environment during the first quarter of 2026.
Best East Coast Leisure Network
We are focused on high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico.
In the first quarter, we continued to make adjustments to our business to build the best East Coast leisure network. We further expanded our presence in Fort Lauderdale with the launch of new year-round nonstop routes to Dallas and Syracuse, announced new service to Cleveland and Orlando beginning later this year, and increased service on existing routes. These actions strengthen our investment in building depth and connectivity in Florida's largest premium market. Capacity in Fort Lauderdale increased 23% year over year in the first quarter. This growth was supported by strong demand and resulted in operating revenue per ASM growth of 5% for the period. As our presence in Fort Lauderdale grows, we are expanding to a four-bank connecting structure, enabling increased connectivity and improved utility for our customers. We continue to view Fort Lauderdale, along with key leisure destinations across the state of Florida, as essential components of our network strategy.
In addition to our Fort Lauderdale expansion, we launched new service to Destin-Fort Walton Beach from New York's John F. Kennedy International Airport (JFK) and Boston Logan International Airport, marking our eleventh destination in Florida.
Products and Perks Customers Value
During the quarter, we continued to make enhancements to our customer experience by increasing the value of our product offerings and customer experience.
Blue Sky implementation advanced in the first quarter of 2026 with the launch of interline flight sales with United, enabling customers to book on United's global network using cash or TrueBlue® points. In the second quarter of 2026, we expect to introduce reciprocal loyalty benefits across Mosaic and MileagePlus tiers, including priority boarding, preferred and extra legroom seating, and same-day standby and flight changes. We also expect to begin selling United Airlines non-air products through Paisly, starting with car rentals, with plans to expand to hotels, cruises, vacation packages, and travel insurance by the end of 2026
We further expanded the TrueBlue® loyalty program with additional utility, including the ability to use points for ancillary purchases and introducing Family Tiles, an industry-first feature that allows parents to earn status more quickly when traveling with children.
We continue to invest in our premium offerings, including our BlueHouse lounge network, with a second location expected to open in Boston, and the planned introduction of domestic first class, both expected to begin in the second half of 2026.
A Secure Financial Future
To secure our financial future, we are focused on preserving liquidity, maintaining cost discipline, and retaining flexibility across our network and fleet amid elevated and volatile fuel prices, which we expect to persist throughout this year, as well as broader macroeconomic uncertainty. We are actively managing key levers within our control: increasing fees and fares to better align with input costs, moderating unproductive capacity, and reducing costs. Our cost actions include reducing controllable spend, slowing hiring in certain workgroups to better align with capacity expectations, revising maintenance visit schedules, and continuing to focus on our fuel efficiency programs. At the same time, we continue to advance our JetForward cost initiatives by implementing new technology and AI to improve planning for our crew and operation, launching a sourcing center of excellence to further optimize contract spend with business partners, and implementing more efficient insourcing and

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
outsourcing opportunities across our business. We remain focused on maintaining a strong liquidity position and proactively managing our balance sheet to navigate near-term volatility while supporting long-term, capital-efficient growth.
Liquidity
At March 31, 2026, we had $2.4 billion in liquidity, which included unrestricted cash, cash equivalents, and investment securities. In addition, we have a $600 million Citibank undrawn line of credit.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A321neo and Airbus A220 fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine durability deficiencies, as of March 31, 2026, we had four aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 200 days for the PW1500G engines and approximately 300 days for the PW1100G engines to complete a shop visit and return to a serviceable condition.
We believe we are past the peak number of groundings and expect the number of aircraft on the ground due to lack of engine availability to be in mid-single digits in 2026. We are currently working with Pratt & Whitney on a commercial resolution and any potential remediation steps remain uncertain.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. In 2026, we continue to sell our owned E190 aircraft pursuant to these agreements. During the first quarter of 2026, we sold Embraer E190 airframes, engines and related spare parts, and recorded a net gain of $22 million, which is included in other operating expenses on our consolidated statements of operations. We also returned our remaining leased E190 aircraft during the quarter. As of March 31, 2026, we had one permanently parked owned Embraer E190 aircraft. We expect to complete the sale of the remaining E190 aircraft in the second quarter of 2026.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2026 vs. 2025
Overview
We reported a net loss of $319 million, operating loss of $224 million and an operating margin of (10.0)% for the three months ended March 31, 2026. This compares to a net loss of $208 million, an operating loss of $174 million and an operating margin of (8.2)% for the three months ended March 31, 2025. Our loss per share was $0.86 for the first quarter of 2026 compared to a loss per share of $0.59 for the same period in 2025. Net loss increased $111 million year-over-year primarily due to an increase in fuel expense and higher salaries, wages and benefits and other operating expenses, largely attributable to operational disruption events during the quarter, as well as a lower income tax benefit. The increases in expense were partially offset by higher revenue driven by stronger demand and increased pricing.
Our reported results for the three months ended March 31, 2026 and 2025 included the effects of certain gains on investments. Adjusting for these items, our adjusted net loss (1) was $322 million, adjusted operating loss (1) was $224 million, adjusted operating margin (1) was (10.0)%, and adjusted loss per share (1) was $0.87 for the three months ended March 31, 2026. This compares to an adjusted net loss (1) of $209 million, adjusted operating loss (1) of $174 million, adjusted operating margin (1) of (8.2)%, and adjusted loss per share (1) of $0.59 for the three months ended March 31, 2025.
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2026	2025	$	%
Passenger revenue	$2,048	$1,969	$79	4.0%
Other revenue	192	171	21	12.5
Total operating revenues	$2,240	$2,140	$100	4.7%

Average fare	$219.49	$212.58	$6.91	3.2%
Yield per passenger mile (cents)	16.24	15.63	0.61	3.9
Passenger revenue per ASM (cents)	13.35	12.62	0.73	5.8
Operating revenue per ASM (cents)	14.60	13.71	0.89	6.5
Average stage length (miles)	1,303	1,297	6	0.5
Revenue passengers (thousands)	9,330	9,264	66	0.7
Revenue passenger miles (millions)	12,606	12,601	5	—
Available seat miles (ASMs) (millions)	15,341	15,608	(267)	(1.7)
Load factor	82.2%	80.7%		1.5	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore®. Passenger revenue increased 4.0% for the three months ended March 31, 2026 compared to the same period in 2025. This was mainly driven by a 3.9% higher yield and a 0.7% increase in revenue passengers than the prior period.
Other revenue increased $21 million, or 12.5%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions, charters, advertising, and lounge revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change		Cents per ASM
	2026	2025	$	%	2026	2025	% Change
Aircraft fuel	$573	$511	$62	12.1%	3.73	3.27	14.1%
Salaries, wages and benefits	896	863	33	3.9	5.84	5.53	5.7
Landing fees and other rents	169	159	10	5.9	1.10	1.03	7.8
Depreciation and amortization	179	168	11	6.5	1.17	1.08	8.4
Aircraft rent	15	19	(4)	(22.9)	0.10	0.12	(21.6)
Sales and marketing	72	70	2	3.4	0.47	0.45	5.2
Maintenance, materials and repairs	194	191	3	1.4	1.26	1.22	3.1
Other operating expenses	366	333	33	9.9	2.39	2.13	11.8
Total operating expenses	$2,464	$2,314	$150	6.5%	16.06	14.83	8.3%
Aircraft Fuel
Aircraft fuel increased by $62 million, or 12.1%, for the three months ended March 31, 2026 compared to the same period in 2025. The average fuel price increased by 15.2% to $2.96 per gallon and fuel consumption decreased by 2.7%, or 5 million gallons.
Landing Fees and Other Rents
Landing fees and other rents increased by $10 million, or 5.9%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to rate increases in certain cities and a decrease in airport rent credits received.
Depreciation and Amortization
Depreciation and amortization increased by $11 million, or 6.5%, for the three months ended March 31, 2026 compared to the same period in 2025. This increase was primarily driven by the induction of new aircraft and spare engines, partially offset by the retirement of the Embraer E190 fleet as part of the Company's fleet transition plan.
Aircraft Rent
Aircraft rent decreased by $4 million, or 22.9%, in the three months ended March 31, 2026 compared to the same period in 2025, as a result of fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. As part of the Company's fleet transition plan, Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor. The decrease was partially offset by an increase in the number of leased engines.
Other Operating Expenses
Other operating expenses increased by $33 million, or 9.9%, in the three months ended March 31, 2026 compared to the same period in 2025, primarily due to higher expenses driven by operational disruption events during the quarter, including multiple winter storms and airspace constraints, as well as an increase in tariffs.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Three Months Ended March 31,		Year-over-Year Change
	2026	2025	$	%
Interest expense	$(144)	$(148)	$4	(3.0)%
Interest income	23	38	(15)	(40.1)
Capitalized interest	1	3	(2)	(65.5)
Gain on investments, net	3	1	2	NM (1)
Other	5	9	(4)	(42.0)
Total other expense	$(112)	$(97)	$(15)	15.4%
(1) Not meaningful or greater than 100% change.
Interest Income
Interest income decreased by $15 million, or 40.1%, for the three months ended March 31, 2026 compared to the same period in 2025, driven by lower short-term investment balances.
Gain on investments, net
Gain on investments, net resulted in a $3 million gain for the three months ended March 31, 2026, compared to a $1 million gain for the same period in 2025, primarily due to higher current year gains related to our JetBlue Technology Ventures LLC ("JBV") equity investments.
Other
Other income decreased by $4 million, or 42.0%, for the three months ended March 31, 2026 compared to the same period in 2025. This decrease was primarily due to lower income recorded related to our share of equity method investees' financial results compared to the prior year.
Income Taxes
For the three months ended March 31, 2026, we recorded an income tax benefit of $17 million, compared to an income tax benefit of $63 million for the same period in 2025, with the decrease primarily due to a valuation allowance reflected in the current year forecasted annual effective tax rate.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Year-over-Year Change
(percent changes based on unrounded numbers)	2026	2025	%
Operational Statistics
Revenue passengers (thousands)	9,330	9,264	0.7
Revenue passenger miles (RPMs) (millions)	12,606	12,601	—
Available seat miles (ASMs) (millions)	15,341	15,608	(1.7)
Load factor	82.2%	80.7%	1.5	pts
Aircraft utilization (hours per day) (2)	9.4	9.7	(2.7)

Average fare	$219.49	$212.58	3.2
Yield per passenger mile (cents)	16.24	15.63	3.9
Passenger revenue per ASM (cents)	13.35	12.62	5.8
Operating revenue per ASM (cents)	14.60	13.71	6.5
Operating expense per ASM (cents)	16.06	14.83	8.3
Operating expense per ASM, excluding fuel (cents) (1)	12.21	11.45	6.6

Departures	72,520	74,753	(3.0)
Average stage length (miles)	1,303	1,297	0.5
Average number of operating aircraft during period (2)	289	288	0.3
Average fuel cost per gallon	$2.96	$2.57	15.2
Fuel gallons consumed (millions)	193	199	(2.7)
Fuel efficiency (ASMs per fuel gallon)	79	79	1.0
Average number of full-time equivalent crewmembers	19,447	19,143	1.6
(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.
(2) This table includes aircraft that have been temporarily removed from service, including four aircraft impacted by the Pratt & Whitney engine groundings. All aircraft temporarily removed from service are expected to return to operation in the future.

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
As part of our fleet strategy, we have deferred certain aircraft deliveries in prior periods to better align capacity with demand and reduce near-term capital expenditures. In parallel, we are investing in targeted modifications to certain Airbus A320 aircraft, based on operational needs, to extend useful lives and support more efficient utilization of our existing assets. This strategy is intended to optimize utilization of our existing fleet, enhance financial flexibility, and moderate capital spending in the near term while preserving long-term operational capacity. In connection with these initiatives, we revised the estimated useful lives and residual values of certain aircraft, and reflected prospectively in depreciation expense. While these changes affect depreciation expense, they did not have a material impact on our results of operations. We expect these actions to support our broader objective of navigating demand volatility while strengthening our financial position over time.
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
At March 31, 2026, we had unrestricted cash, cash equivalents, and investment securities of $2.4 billion. We also have a $600 million Citibank undrawn line of credit. We believe this will be sufficient to satisfy our liquidity needs for at least the next twelve months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
Subsequent to March 31, 2026, on April 1, 2026, the Company paid in full its 0.50% convertible senior notes due 2026, including $325 million of principal and $1 million of interest. A portion of this payment was funded using amounts previously held in escrow pursuant to the Company's revolving credit facility agreement with Citibank. Following this repayment, the Company has no remaining obligations under these notes.
Subsequent to March 31, 2026, on April 14, 2026, the Company entered into an agreement providing for up to $500 million in debt financing, secured by certain owned A320 and A220 family aircraft. The financing is expected to be funded in two or more tranches, with maturities ranging from 2033 through 2037 and interest rates based on U.S. Treasury rates plus an applicable margin. The agreement requires an initial funding to occur no later than April 30, 2026, with a minimum aggregate borrowing amount of $300 million, subject to the satisfaction of customary closing conditions. In addition, the agreement also provides for the potential to obtain up to an additional $250 million in incremental aircraft-secured financing beyond the initial $500 million commitment, subject to agreed upon terms.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Analysis of Cash Flows
Operating Activities
We use operating cash flows to provide working capital for current and future operations. Cash flows provided by operating activities were $120 million and $114 million for the three months ended March 31, 2026 and 2025, respectively. The increase in operating cash flows is primarily due to the net change in working capital, particularly higher air traffic liability driven by current quarter sales, partially offset by an increase in operating losses driven by higher fuel costs and higher salaries, wages and benefits and other operating expenses, largely attributable to operational disruption events during the quarter.
Investing Activities
During the three months ended March 31, 2026, flight equipment capital expenditures included $79 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $14 million in spare part purchases and $15 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $33 million. Investing activities for the current year also included $9 million in net proceeds from investment securities and $40 million of proceeds primarily from the sale of Embraer E190 airframes, Embraer E190 engines, and other flight equipment.
During the three months ended March 31, 2025, flight equipment capital expenditures included $125 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $20 million in spare part purchases and $11 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $31 million. Investing activities also included $500 million in net proceeds from investment securities and $44 million of proceeds from the sale of assets and sale-leaseback transactions.
Financing Activities
Financing activities for the three months ended March 31, 2026 primarily consisted of $112 million in payments on our outstanding debt and finance lease obligations.
Financing activities for the three months ended March 31, 2025 primarily consisted of $81 million in payments on our outstanding debt and finance lease obligations.
Working Capital
We had a working capital deficit of $1.4 billion at March 31, 2026 and working capital deficit of $1.2 billion at December 31, 2025, respectively. Our working capital decreased by $283 million due to an increase in air traffic liability and accounts payable, as well as a decrease in cash and cash equivalents. The decrease was partially offset by an increase in investment securities and inventory.
We expect to meet our obligations as they become due through available cash, investment securities, and internally generated funds, supplemented, as necessary, by financing activities which may be available to us. However, we cannot predict what the effect on our business might be from future developments related to the extremely competitive environment in which we operate, or from events beyond our control, such as volatile or increasing fuel prices, economic conditions, the effectiveness and timing of our efforts to increase fees and fares to align with volatile input costs, weather-related disruptions, airport infrastructure challenges, the spread of infectious diseases, the impact of other airline bankruptcies, restructurings or consolidations, U.S. or international military actions, acts of terrorism, or other external geopolitical events and conditions. We believe there is sufficient liquidity available to us to meet our cash requirements for at least the next twelve months.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Debt and finance lease obligations (1)	$1,071	$952	$1,029	$2,230	$961	$5,041	$11,284
Operating lease obligations (2)	103	129	111	89	84	937	1,453
Flight equipment purchase obligations (3)	500	386	524	442	398	3,375	5,625
Other obligations (4)	297	427	457	303	324	7	1,815
Total	$1,971	$1,894	$2,121	$3,064	$1,767	$9,360	$20,177
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after March 31, 2026, except as otherwise noted.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on March 31, 2026 rates.
(2) Primarily relates to JFK Terminal 5, aircraft and spare engines, and our corporate office in Long Island City.
(3) Includes obligations for one Airbus A321neo XLR variant aircraft which is expected to sell following delivery of the aircraft. The aircraft is anticipated to deliver in the third quarter of 2026.
(4) Amounts primarily include non-cancelable commitments for flight equipment maintenance, infrastructure and information technology.
As of March 31, 2026, we were in compliance with the material covenants of our debt and lease agreements.
In August 2024, JetBlue co-issued with JetBlue Loyalty LP, the TrueBlue® Notes and TrueBlue® Term Loan Facility. The agreements governing the TrueBlue® Notes and TrueBlue® Term Loan Facility contain affirmative, negative and financial covenants including compliance with certain debt service coverage ratios and minimum liquidity requirements. These agreements also contain events of default, including a cross-default to other material indebtedness.
We have $59 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 61% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft
As of March 31, 2026, our operating fleet consisted of (1), (2):

Aircraft Type	Aircraft Count
Airbus A220	61
Airbus A320	9
Airbus A320 Restyled	120
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint®	11
Airbus A321neoLR with Mint®	11
Total	291
(1) Excludes the following parked aircraft:
•One Embraer E190 owned aircraft and one Airbus A321neo XLR variant owned aircraft included in assets held for sale.
•One permanently parked Airbus A320 owned aircraft.
•One Airbus A321neo aircraft with Mint® not yet entered into service.
(2) Includes aircraft that have been temporarily removed from service but are expected to return to operation in the future.
Of our operating fleet, 281 are owned by us and 10 are leased under operating leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes, also referred to as failed sale-leasebacks. As of March 31, 2026, the average age of our operating fleet was 12 years.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. In 2026, we continue to sell our owned E190 aircraft pursuant to these agreements. During the first quarter of 2026, we sold Embraer E190 airframes, engines and related spare parts, and recorded a net gain of $22 million, which is included in other operating expenses on our consolidated statements of operations. We also returned our remaining leased E190 aircraft during the quarter. As of March 31, 2026, we had one permanently parked owned Embraer E190 aircraft. We expect to complete the sale of the remaining E190 aircraft in the second quarter of 2026.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Flight Equipment Deliveries
As of March 31, 2026, our committed aircraft deliveries include the following aircraft (1):

Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2026	10	1	11
2027	7	—	7
2028	11	—	11
2029	10	—	10
2030	1	3	4
Thereafter	—	41	41
Total (3)	39	45	84
(1) Our committed future aircraft deliveries are subject to change based on modifications to the contractual agreements or changes in the delivery schedules.
(2) Includes one Airbus A321neo XLR variant aircraft which is expected to sell following delivery of the aircraft. The aircraft is anticipated to deliver in the third quarter of 2026.
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
Depending on market conditions, we may use a mix of cash and debt financing for aircraft scheduled for delivery in the remainder of 2026. Although we believe debt and/or lease financing should continue to be available to us, we cannot give any assurance that we will be able to secure financing on attractive terms, if at all. To the extent we cannot secure financing on terms we deem attractive, we may be required to pay in cash, further modify our aircraft acquisition plans, or incur higher than anticipated financing costs.
Off-Balance Sheet Arrangements
There have been no material changes to off-balance sheet arrangements from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Off Balance Sheet Arrangements included in our 2025 Form 10-K.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates included in our 2025 Form 10-K.

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
Operating Expenses, excluding Fuel, Other Non-Airline Operating Expenses, and Special Items ("Operating Expenses ex-fuel") and Operating Expense ex-fuel per Available Seat Mile ("CASM ex-fuel")
Operating Expense per Available Seat Mile ("CASM") is a common metric used in the airline industry. Our CASM for the relevant periods are summarized in the table below. We exclude aircraft fuel, operating expenses related to other non-airline businesses, such as Paisly and JetBlue Technology Ventures (JBV), and special items from total operating expenses to determine Operating Expenses ex-fuel, which is a non-GAAP financial measure, and we exclude the same items from CASM to determine CASM ex-fuel, which is also a non-GAAP financial measure. We believe the impact of these special items distorts our overall trends and that our metrics are more comparable with the presentation of our results excluding such impact.
For the three months ended March 31, 2026 and 2025, there were no special items.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Three Months Ended March 31,
	$				Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2026	2025	Percent Change		2026	2025	Percent Change
Total operating expenses	$2,464	$2,314	6.5		16.06	14.83	8.3
Less:
Aircraft fuel	573	511	12.1		3.73	3.27	14.1
Other non-airline expenses	18	16	13.5		0.12	0.11	15.5
Special items	—	—	NM	(1)	—	—	NM
Operating expenses, excluding fuel	$1,873	$1,787	4.8		12.21	11.45	6.6
(1) Not meaningful or greater than 100% change.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expense, Operating Loss, Operating Margin, Pre-tax Loss, Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items and Gain on Investments
For the three months ended March 31, 2026 and 2025, there were no special items.
Certain gains on our investments, net were excluded from our March 31, 2026 and 2025 non-GAAP results.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items for the periods presented.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN ON INVESTMENTS

	Three Months Ended March 31,
(in millions except percentages)	2026	2025
Total operating revenues	$2,240	$2,140

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,464	$2,314
Less: Special items	—	—
Total operating expenses excluding special items	$2,464	$2,314
Percent change	6.5%

RECONCILIATION OF OPERATING LOSS
Operating loss	$(224)	$(174)
Add back: Special items	—	—
Operating loss excluding special items	$(224)	$(174)

RECONCILIATION OF OPERATING MARGIN
Operating margin	(10.0)%	(8.2)%

Operating loss excluding special items	$(224)	$(174)
Total operating revenues	2,240	2,140
Adjusted operating margin	(10.0)%	(8.2)%

RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(336)	$(271)
Add back: Special items	—	—
Less: Gain on investments, net	3	1
Loss before income taxes excluding special items and gain on investments	$(339)	$(272)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(15.0)%	(12.7)%

Loss before income taxes excluding special items and gain on investments	$(339)	$(272)
Total operating revenues	2,240	2,140
Adjusted pre-tax margin	(15.1)%	(12.7)%

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN ON INVESTMENTS
	Three Months Ended March 31,
(in millions except percentages)	2026	2025
RECONCILIATION OF NET LOSS
Net loss	$(319)	$(208)
Add back: Special items	—	—
Less: Income tax benefit related to special items	—	—
Less: Gain on investments, net	3	1
Less: Income tax expense related to gain on investments, net	—	—
Net loss excluding special items and gain on investments	$(322)	$(209)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(0.86)	$(0.59)
Add back: Special items	—	—
Less: Income tax benefit related to special items	—	—
Less: Gain on investments, net	0.01	—
Less: Income tax expense related to gain on investments, net	—	—
Basic excluding special items and gain on investments	$(0.87)	$(0.59)

Diluted	$(0.86)	$(0.59)
Add back: Special items	—	—
Less: Income tax benefit related to special items	—	—
Less: Gain on investments, net	0.01	—
Less: Income tax expense related to gain on investments, net	—	—
Diluted excluding special items and gain on investments	$(0.87)	$(0.59)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2025 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the cost per gallon of fuel as of March 31, 2026. Based on projected fuel consumption for the next 12 months, such an increase would result in an increase to aircraft fuel expense of approximately $315 million. As of March 31, 2026, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.4 billion of our debt and finance lease obligations, with the remaining $2.0 billion having floating interest rates. As of March 31, 2026, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $19 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2026 than they were during 2025, our interest income from cash and investment balances would decrease by approximately $16 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal proceedings and claims which we believe are incidental to the operation of our business. Refer to Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
ITEM 1A. RISK FACTORS
Part I, Item 1A "Risk Factors" of our 2025 Form 10-K includes a discussion of our risk factors which are incorporated herein. There have been no other material changes from the risk factors associated with our business previously disclosed in our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) None.
(b) Not applicable.
(c) None.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
During the three months ended March 31, 2026, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	April 28, 2026	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)