Form 10-Q
period 2026-06-30
JETBLUE AIRWAYS CORP
filed 2026-07-28
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2026, there were 377,312,181 shares outstanding of the registrant's common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook, goals, and future results of operations and financial position, including our intended path to profitability, positive free cash flow, earnings targets and related assumptions, any expected headwinds or tailwinds, fuel price and volatility, demand, our use of artificial intelligence, our aircraft fleet, our product offerings and loyalty initiatives, and our business strategy and plans and objectives for future operations, such as our JetForward initiatives, our Blue Sky collaboration, BlueFirstTM product launch, expected growth opportunities at select airports, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry conditions, our ability to adjust pricing in response to changes in fuel costs or demand, and the related impacts on our business. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many important factors, including, without limitation, our extremely competitive industry; the risk associated with the execution of our strategic operating plans in the near-term and long-term; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs, including those that impact commercial aircraft and related parts imported from outside the United States; the outcome of current or future legal proceedings or regulatory actions; risks associated with stockholder activism; risks associated with cybersecurity and privacy, including potential disruptions to our information technology systems or information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; possible failure to comply with financial and other debt covenants included in the agreements governing our debt; financial risks associated with credit card processors; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; limits on our ability to use certain tax attributes; risks associated with our development and use of AI-powered solutions; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal government shutdowns, federal budget constraints or federally imposed furloughs; increasing scrutiny of, and evolving expectations regarding, environmental matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic or geopolitical conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should understand that many important factors, in addition to those discussed or incorporated by reference in this Report, could cause our results to differ materially from those expressed in the forward-looking statements. Further information concerning these and other factors is contained in JetBlue's filings with the U.S. Securities and Exchange Commission (the "SEC"), including but not limited to in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K"), as may be updated by our other SEC filings. In light of these risks and uncertainties, the forward-looking events discussed in this Report might not occur. Our forward-looking statements speak only as of the date of this Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,656	$1,946
Investment securities	364	213
Receivables, less allowance (2026 - $3; 2025 - $6)	434	372
Spare parts, aircraft fuel and supplies, less allowance (2026 - $43; 2025 - $37)	304	193
Restricted cash and cash equivalents	12	100
Prepaid expenses and other	387	414
Total current assets	3,157	3,238
PROPERTY AND EQUIPMENT
Flight equipment	15,284	14,957
Pre-delivery deposits for flight equipment	158	177
Total flight equipment and pre-delivery deposits, gross	15,442	15,134
Less accumulated depreciation	4,686	4,436
Total flight equipment and pre-delivery deposits, net	10,756	10,698
Other property and equipment, gross	1,410	1,377
Less accumulated depreciation	914	884
Total other property and equipment, net	496	493
Total property and equipment, net	11,252	11,191
OPERATING LEASE ASSETS	850	868
OTHER ASSETS
Investment securities	148	318
Restricted cash and cash equivalents	251	249
Intangible assets, net of accumulated amortization (2026 - $655; 2025 - $622)	333	415
Other	380	291
Total other assets	1,112	1,273
TOTAL ASSETS	$16,371	$16,570

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$674	$655
Air traffic liability	2,000	1,669
Accrued salaries, wages and benefits	661	680
Other accrued liabilities	625	550
Current operating lease liabilities	97	79
Current maturities of long-term debt and finance lease obligations	477	769
Total current liabilities	4,534	4,402
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	8,001	7,729
LONG-TERM OPERATING LEASE LIABILITIES	811	839
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	399	447
Air traffic liability - non-current	737	704
Other liabilities	302	329
Total deferred taxes and other liabilities	1,438	1,480
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 540 and 532 shares issued and 377 and 370 shares outstanding at June 30, 2026 and December 31, 2025, respectively	5	5
Treasury stock, at cost; 163 and 162 shares at June 30, 2026 and December 31, 2025, respectively	(2,021)	(2,013)
Additional paid-in capital	3,451	3,412
Retained earnings	151	717
Accumulated other comprehensive income (loss)	1	(1)
Total stockholders' equity	1,587	2,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,371	$16,570

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES
Passenger	$2,487	$2,179	$4,535	$4,149
Other	210	177	402	347
Total operating revenues	2,697	2,356	4,937	4,496
OPERATING EXPENSES
Aircraft fuel	911	504	1,484	1,015
Salaries, wages and benefits	875	852	1,771	1,714
Landing fees and other rents	183	171	352	330
Depreciation and amortization	183	171	362	339
Aircraft rent	15	20	30	39
Sales and marketing	88	76	160	147
Maintenance, materials and repairs	204	198	398	389
Special items	—	24	—	24
Other operating expenses	379	334	745	667
Total operating expenses	2,838	2,350	5,302	4,664
OPERATING INCOME (LOSS)	(141)	6	(365)	(168)
OTHER INCOME (EXPENSE)
Interest expense	(147)	(147)	(291)	(295)
Interest income	17	33	40	71
Capitalized interest	1	3	2	6
Gain on investments, net	1	3	4	4
Other	(2)	8	3	17
Total other expense	(130)	(100)	(242)	(197)
LOSS BEFORE INCOME TAXES	(271)	(94)	(607)	(365)
Income tax benefit	24	20	41	83
NET LOSS	$(247)	$(74)	$(566)	$(282)

LOSS PER COMMON SHARE
Basic	$(0.66)	$(0.21)	$(1.51)	$(0.79)
Diluted	$(0.66)	$(0.21)	$(1.51)	$(0.79)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended June 30,
	2026	2025
NET LOSS	$(247)	$(74)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 in each 2026 in 2025.	1	—
Total other comprehensive income	1	—
COMPREHENSIVE LOSS	$(246)	$(74)

	Six Months Ended June 30,
	2026	2025
NET LOSS	$(566)	$(282)
Changes in fair value of available-for-sale securities and derivative instruments, net of reclassifications into earnings, net of taxes of $0 in each 2026 and 2025.	2	5
Total other comprehensive income	2	5
COMPREHENSIVE LOSS	$(564)	$(277)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(566)	$(282)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(48)	(89)
Depreciation and amortization	362	339
Gain on flight equipment transactions, net	(28)	(49)
Stock-based compensation	20	22
Changes in certain operating assets and liabilities	220	47
Other, net	5	11
Net cash used in operating activities	(35)	(1)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(348)	(473)
Pre-delivery deposits for flight equipment	(27)	(23)
Purchase of held-to-maturity investments	(16)	—
Proceeds from the maturities of held-to-maturity investments	41	63
Purchase of available-for-sale securities	(64)	(350)
Proceeds from the sale of available-for-sale securities	60	1,091
Proceeds from flight equipment transactions	71	121
Other, net	6	—
Net cash (used in) provided by investing activities	(277)	429
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	495	—
Proceeds from issuance of common stock	19	30
Repayment of long-term debt and finance lease obligations	(570)	(228)
Acquisition of treasury stock	(8)	(8)
Net cash used in financing activities	(64)	(206)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(376)	222
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,295	2,148
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$1,919	$2,370

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(246)	$(246)
Cash proceeds for income taxes, net	4	—

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$32	$418
Flight equipment acquired under finance leases	44	128

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents.

Cash and cash equivalents	$1,656	$2,135
Restricted cash and cash equivalents (2)	263	235
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,919	$2,370
(2) Restricted cash and restricted cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, funds held for workers compensation obligations and various letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2026	535	$5	163	$(2,018)	$3,425	$398	$—	$1,810
Net loss	—	—	—	—	—	(247)	—	(247)
Other comprehensive income	—	—	—	—	—	—	1	1
Vesting of restricted stock units	1	—	—	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	7	—	—	7
Stock issued under crewmember stock purchase plan	4	—	—	—	19	—	—	19
Balance at June 30, 2026	540	$5	163	$(2,021)	$3,451	$151	$1	$1,587

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2025	515	$5	161	$(2,010)	$3,332	$1,111	$7	$2,445
Net loss	—	—	—	—	—	(74)	—	(74)
Vesting of restricted stock units	2	—	1	(3)	—	—	—	(3)
Stock compensation expense	—	—	—	—	10	—	—	10
Stock issued under crewmember stock purchase plan	8	—	—	—	30	—	—	30
Balance at June 30, 2025	525	$5	162	$(2,013)	$3,372	$1,037	$7	$2,408

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	532	$5	162	$(2,013)	$3,412	$717	$(1)	$2,120
Net loss	—	—	—	—	—	(566)	—	(566)
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	4	—	1	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	20	—	—	20
Stock issued under crewmember stock purchase plan	4	—	—	—	19	—	—	19
Balance at June 30, 2026	540	$5	163	$(2,021)	$3,451	$151	$1	$1,587

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641
Net loss	—	—	—	—	—	(282)	—	(282)
Other comprehensive income	—	—	—	—	—	—	5	5
Vesting of restricted stock units	4	—	2	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	22	—	—	22
Stock issued under crewmember stock purchase plan	8	—	—	—	30	—	—	30
Balance at June 30, 2025	525	$5	162	$(2,013)	$3,372	$1,037	$7	$2,408

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
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Passenger revenue
Passenger travel	$2,286	$1,998	$4,158	$3,792
Loyalty revenue - air transportation	201	181	377	357
Other revenue
Loyalty and related revenue	151	128	288	249
Other revenue	59	49	114	98
Total operating revenue	$2,697	$2,356	$4,937	$4,496
TrueBlue® is our customer loyalty program designed to reward and recognize our customers. TrueBlue® points earned from ticket purchases are recorded as a reduction to Passenger travel within passenger revenue. Amounts presented in Loyalty revenue - air transportation represent revenue recognized when TrueBlue® points have been redeemed and travel has occurred. Loyalty and related revenue within other revenue primarily consists of the non-air transportation elements from the sale of TrueBlue® points as well as lounge access.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	June 30, 2026	December 31, 2025
Air traffic liability - passenger travel (1)	$1,425	$1,123
Air traffic liability - loyalty program (air transportation)	1,283	1,227
Deferred revenue - passenger travel and loyalty program travel (2)	306	334
Deferred revenue - other (3)	31	25
Total	$3,045	$2,709

(1) The balances as of June 30, 2026 and December 31, 2025 include a $2 million liability related to long term travel credits recognized within other liabilities on our consolidated balance sheets.
(2) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(3) Included within air traffic liability on our consolidated balance sheets.
During the six months ended June 30, 2026 and 2025, we recognized passenger revenue of $1.1 billion and $1.0 billion, respectively, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the six months ended June 30, 2026 and 2025 (in millions):

Balance at December 31, 2025	$1,227
TrueBlue® points redeemed passenger	(380)
TrueBlue® points redeemed other	(27)
TrueBlue® points earned and sold	463
Balance at June 30, 2026	$1,283

Balance at December 31, 2024	$1,125
TrueBlue® points redeemed passenger	(357)
TrueBlue® points redeemed other	(18)
TrueBlue® points earned and sold	381
Balance at June 30, 2025	$1,131
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings, and Finance Lease Obligations
During the six months ended June 30, 2026, we made principal payments of $570 million on our outstanding debt and finance lease obligations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At June 30, 2026, we had pledged aircraft, engines, other equipment, and facilities assets with a net book value of $8.1 billion as security under various financing arrangements. In addition, certain TrueBlue® program assets have been pledged as part of the financing of the TrueBlue® program.
At June 30, 2026, scheduled maturities of our long-term debt and finance lease obligations, net of debt issuance costs, for the next five years were as follows (in millions):

Year	Total
Remainder of 2026	$236
2027	478
2028	582
2029	1,835
2030	656
Thereafter	4,691
Total	$8,478
Long-term debt and finance lease obligations at June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	409	424
2019-1 Series A, due through 2028	128	132
2019-1 Series B, due through 2027	38	45
2020-1 Series A, due through 2032	407	428
2020-1 Series B, due through 2028	73	82
Fixed rate equipment notes, due through 2036	600	127
Floating rate equipment notes, due through 2036 (1)	638	673
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,042	2,103
TrueBlue® senior secured notes, due through 2031	1,991	1,990
TrueBlue® senior secured term loan facility, due through 2029 (1)	742	744
Finance leases	431	449
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	259
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	144
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	132
0.50% convertible senior notes, due through 2026	—	325
2.50% convertible senior notes, due through 2029	460	460
Total debt and finance lease obligations	$8,537	$8,560
Less: Debt issuance costs	(59)	(62)
Less: Current maturities	(477)	(769)
Long-term debt and finance lease obligations	$8,001	$7,729
(1) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The carrying amounts and estimated fair values of our long-term debt and finance lease obligations, net of debt issuance costs, at June 30, 2026 and December 31, 2025 were as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,478	$8,320	$8,498	$7,829
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
Fixed Rate Equipment Notes
On April 14, 2026, the Company entered into an agreement providing for up to $500 million in debt financing, secured by certain owned A321, A320, and A220 aircraft. As of June 30, 2026, the Company borrowed an aggregate of $500 million under the agreement. The borrowings have maturities ranging from 2033 through 2036 and interest rates based on U.S. Treasury rates plus an applicable margin. In addition, the agreement provides for the potential to obtain up to an additional $250 million in incremental aircraft-secured financing beyond the initial $500 million commitment, subject to agreed upon terms.
Short-term Borrowings
Citibank Line of Credit
We have a revolving credit facility with Citibank for $600 million. This facility bears interest at a rate equal to the Alternate Base Rate ("ABR") plus a margin, or SOFR plus a margin. The facility has a maturity of October 21, 2029.
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
As of and for the periods ended June 30, 2026 and December 31, 2025, we did not have a balance outstanding or any borrowings under the facility.
Morgan Stanley Line of Credit

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon LIBOR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended June 30, 2026 and December 31, 2025, we did not have a balance outstanding or any borrowings under this line of credit.
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
Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 6.7 million and 79.5 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 7.3 million and 80.4 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
The following table shows how we computed basic and diluted loss per common share for the three and six months ended June 30, 2026 and 2025 (dollars and share data in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(247)	$(74)	$(566)	$(282)

Weighted average basic shares	375.9	361.3	373.6	357.9
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	375.9	361.3	373.6	357.9

Loss per common share
Basic	$(0.66)	$(0.21)	$(1.51)	$(0.79)
Diluted	$(0.66)	$(0.21)	$(1.51)	$(0.79)
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
For the three and six months ended June 30, 2026, we recorded an income tax benefit of $24 million and $41 million, respectively, resulting in an effective tax rate of 8.7% and 6.7%, respectively. The forecasted annual effective tax rate differs from the U.S. federal statutory rate primarily due to state income taxes, foreign income taxes, permanent book-tax differences, and the impact of a valuation allowance recorded against certain deferred tax assets. Our deferred tax assets primarily relate to net operating loss ("NOL") carryforwards. Our ability to use our NOL and other carryforwards depends on the amount of taxable income generated in future periods. In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. We consider, among other things, the generation of future taxable income from the reversals of deferred tax liabilities, during the periods in which the related temporary differences will become deductible.

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
Certain Federal Aviation Administration ("FAA") licensed crewmembers receive a discretionary contribution of 8% of eligible compensation, which we refer to as Retirement Non-elective Licensed Crewmember Contribution. System controllers also receive a Company discretionary contribution of 5% of eligible compensation, referred to as Retirement Non-elective Crewmember Contribution. The Company's non-elective contributions vest after three years of service.
Our Pilots receive a non-elective Company contribution of 17% of eligible compensation, referred to as Pilot Non-elective Contribution, per the terms of the finalized collective bargaining agreement between JetBlue and the Air Line Pilots Association ("ALPA"), in lieu of the above 401(k) Company matching contribution and non-elective contributions. The Company's Pilot Non-elective contributions vest after three years of service.
Total 401(k) company match and non-elective crewmember contribution expense for each of the three months ended June 30, 2026 and 2025 was $74 million, and for the six months ended June 30, 2026 and 2025 was $152 million and $149 million, respectively.
Note 7 - Commitments and Contingencies
Flight Equipment Commitments
As of June 30, 2026, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
Remainder of 2026 (1)	$337
2027	383
2028	525
2029	444
2030	338
Thereafter	3,444
Total	$5,471
(1) Includes obligations for one Airbus A321neo XLR variant aircraft which is expected to be sold following delivery of the aircraft. The aircraft is anticipated to deliver in the third quarter of 2026.
Our committed aircraft deliveries as of June 30, 2026 include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2026	6	1	7
2027	7	—	7
2028	11	—	11
2029	10	—	10
2030	1	2	3
Thereafter	—	42	42
Total (3)	35	45	80
(1) The timing of aircraft deliveries and related committed expenditures presented in the table above is based on contractual delivery schedules, adjusted for delivery delays based on management's current expectations as of the date of this filing. These expectations reflect recent communications from Airbus regarding delivery delays resulting from global supply chain

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
disruptions. Actual delivery timing may differ from the periods presented and remains subject to change due to manufacturer production schedules, supply chain constraints, contractual modifications, regulatory matters and other factors.
(2) Includes one Airbus A321neo XLR variant aircraft which is expected to be sold following delivery of the aircraft. Refer to the footnote in the Flight Equipment Commitments table above for additional information.
(3) In addition, we have options to purchase 20 A220-300 aircraft in 2028 through 2030.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. During the six months ended June 30, 2026, we sold our remaining owned Embraer E190 airframes, as well as certain Embraer E190 engines and related spare parts, and recorded a net gain of $30 million, which is included in other operating expenses on our consolidated statements of operations. We also returned our remaining leased E190 aircraft. As of June 30, 2026, one Embraer E190 engine and certain related spare parts remained available for sale.
Held for Sale
As of June 30, 2026 and December 31, 2025, we had $97 million and $138 million, respectively, classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. The amounts included in held for sale are primarily related to one Embraer E190 engine and related spare parts, two IAE V2500 engines, as well as one Airbus A321 neo XLR variant aircraft expected to be sold within one year.
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
As of June 30, 2026, we had $263 million in restricted cash and cash equivalents. We held $73 million of restricted cash equivalents as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We also had $58 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that is financing, developing, and operating JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $67 million cash pledged primarily related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.
Labor Unions and Non-Unionized Crewmembers
As of June 30, 2026, 50% of our active full-time equivalent crewmembers were represented by labor unions. The pilot group, which represents 21% of our active full-time equivalent crewmembers, is covered by a collective bargaining agreement ("CBA").
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In November 2025, TWU filed a petition with the NMB seeking to represent the Company's dispatchers, air traffic controllers, and system controllers. The NMB authorized an election which ran from January 15, 2026 through February 26, 2026. The dispatchers, air traffic controllers, and system controllers voted for TWU representation. Contract negotiations for an initial contract have not yet begun.
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
Non-Unionized Crewmembers
We enter into individual employment agreements with each of our non-unionized FAA-licensed crewmembers, which include technicians, and inspectors. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.
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
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, alleging that JetBlue and American violated U.S. antitrust law in connection with the NEA. These cases were consolidated in the EDNY. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, in certain cases, other airlines on flights to or from NEA airports from July 16, 2020 through the period the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Fact discovery is complete, and in early July 2026, the plaintiffs, as expected and instructed by the court, filed a petition with the EDNY to certify the putative class they allege was damaged. The Company intends to oppose that class certification, defend the matter vigorously, and continues to believe these lawsuits are without merit. As of June 30, 2026, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss, if any, cannot be made.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On April 28, 2025, American filed a lawsuit in the Business Court of Tarrant County, Texas, alleging breach of contract under a revenue-sharing agreement related to the NEA and seeking monetary damages that American claims are owed for operations between April 1, 2022 to July 18, 2023. The Company disputes the allegations, believes it has strong defenses to the claims alleged and intends to defend the matter vigorously. As of June 30, 2026, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss, if any, cannot be made.
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,280	$17	$—	$1,297
Restricted cash equivalents	73	—	—	73
Available-for-sale investment securities	—	66	6	72

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,628	$18	$—	$1,646
Restricted cash equivalents	72	—	—	72
Available-for-sale investment securities	—	60	7	67
Refer to Note 3 for fair value information related to our outstanding debt obligations as of June 30, 2026 and December 31, 2025.
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
We do not intend to sell these investment securities prior to maturity.
The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$440	$438	$464	$464
Note 9 - Investments
Investments in Debt Securities
Investments in debt securities consist of available-for-sale and held-to-maturity investment securities. The carrying amount is recorded within investment securities in the current assets section of our consolidated balance sheets if the remaining maturity is less than 12 months. Maturities greater than 12 months are recorded within investment securities in the other assets section of our consolidated balance sheets.
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Available-for-sale investment securities
Commercial paper	$66	$60
Debt securities	6	7
Total available-for-sale investment securities	72	67
Held-to-maturity investment securities
Corporate bonds	440	464
Total held-to-maturity investment securities	440	464
Total investment in debt securities	$512	$531
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 8 for an explanation of the fair value hierarchy structure.
We recorded a gain of $1 million on our available-for-sale securities in gain on investments, net on our consolidated statements of operations during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, we recorded a gain of $5 million on our available-for-sale securities in gain on investments, net on our consolidated statements of operations. We did not record any material gains or losses on our held-to-maturity investment securities during the three and six months ended June 30, 2026 and 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Equity method investments (1)	$114	$109
JetBlue Ventures equity investments (2)	88	89
TWA Flight Center (3)	13	13
Total equity investments	$215	$211
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees' financial results is included in other income on our consolidated statements of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures, LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three and six months ended June 30, 2026 and 2025.
(3) We have an approximately 9% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three and six months ended June 30, 2026 and 2025.
The realized and unrealized gain (loss) on equity investments for the three and six months ended June 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
JBV Equity Investments
Realized gain (loss) recognized in gain on investments, net	$1	$(3)	$1	$(3)
Unrealized gain (loss) recognized in gain on investments, net	(1)	1	3	2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended June 30, 2026 and 2025 is as follows (in millions):

Available-for-sale securities
Balance of accumulated income, at March 31, 2026	$—
Reclassifications into earnings, net of taxes of $0	—
Change in fair value, net of taxes of $0	1
Balance of accumulated income, at June 30, 2026	$1

Balance of accumulated income, at March 31, 2025	$7
Reclassifications into earnings, net of taxes of $0	(5)
Change in fair value, net of taxes of $0	5
Balance of accumulated income, at June 30, 2025	$7
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the six months ended June 30, 2026 and 2025 is as follows (in millions):

Available-for-sale securities
Balance of accumulated loss, at December 31, 2025	$(1)
Reclassifications into earnings, net of taxes of $0	1
Change in fair value, net of taxes of $0	1
Balance of accumulated income, at June 30, 2026	$1

Balance of accumulated income, at December 31, 2024	$2
Reclassifications into earnings, net of taxes of $0	(5)
Change in fair value, net of taxes of $0	10
Balance of accumulated income, at June 30, 2025	$7
Note 11 - Special Items
There were no special items for the three and six months ended June 30, 2026.
The following is a listing of special items presented on our consolidated statements of operations for the three and six months ended June 30, 2025 (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Special items
Voluntary opt-out costs (1)	$24	$24
Total special items	$24	$24
(1) Voluntary opt-out costs relate to severance and benefit costs associated with the Company's pilot early retirement program.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 12 - Operating Segments and Geographic Information
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
Geographic Region Information
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of June 30, 2026, we served 31 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served nine destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the three and six months ended June 30, 2026 and 2025 are summarized below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Domestic & Canada	$1,659	$1,443	$3,059	$2,734
Caribbean & Latin America	865	772	1,643	1,557
Atlantic	173	141	235	205
Total operating revenue	$2,697	$2,356	$4,937	$4,496
Note 13 - Subsequent Events
Subsequent to June 30, 2026, we were selected as the successful bidder to acquire certain operating authorizations (slots) previously operated by Spirit Airlines at New York's LaGuardia Airport for an aggregate purchase price of $58.5 million. If completed, the acquisition would support up to an additional 12 daily roundtrips at LaGuardia. The transaction closing remains subject to regulatory approvals and other conditions.
Subsequent to June 30, 2026, on July 27, 2026, we entered into supplemental support and other agreements with International Aero Engines, LLC ("IAE"), an affiliate of RTX Corporation, Pratt & Whitney Division, related to certain PW1100G and PW1500G engine operational disruptions, technical issues occurring through December 31, 2025 and other matters. Under the agreements, we received consideration including credits up to $105 million that may be applied toward future purchases of qualifying goods and services from IAE, IAE International Aero Engines AG and Pratt & Whitney through December 31, 2027, including in exchange for waiving certain claims.
These credits are accounted for as vendor consideration under ASC 705-20 and will be allocated to qualifying purchases through December 31, 2027 based on our estimated eligible spend for applicable goods and services during that period. Credits associated with operating expenditures will be recognized as reductions of the related operating expenses, while credits associated with capital expenditures will be recognized as reductions of the cost basis of the related assets.

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
OVERVIEW
Second Quarter 2026 Results
In the second quarter of 2026, we had an operating loss of $141 million, compared to an operating income of $6 million in the 2025 period. The increase in operating loss is driven by higher operating expenses, primarily due to higher fuel prices. The increase in operating expenses was partially offset by higher revenue driven by stronger demand and increased pricing.
As we progressed through the second quarter of 2026, demand remained resilient across our network, even as JetBlue and industry fares moved higher throughout the quarter. Strength was robust throughout the booking curve, including close-in demand.
Our second quarter 2026 highlights include the following:
•Second quarter 2026 system available seat miles ("ASMs" or "capacity") increased by 3.2% year-over-year.
•Operating revenue for the second quarter of 2026 was $2.7 billion, a 14.5% increase year-over-year.
•Operating expense for the second quarter of 2026 was $2.8 billion, a 20.8% increase year-over-year.
•Operating expense, excluding special items (1) for the second quarter of 2026 was $2.8 billion, a 22.0% increase year-over-year.
•Operating expense per available seat mile ("CASM") for the second quarter of 2026 increased by 17.0% year-over-year to 16.53 cents compared to the second quarter of 2025.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 2.4% to 11.12 cents in the second quarter of 2026 compared to the second quarter of 2025.
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
The sections below highlight some actions made to support these priority moves during the quarter.

(1) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reliable and Caring Service
We remain focused on delivering safe, reliable, and caring service for our customers. On-time performance, as defined by the DOT, is arrival within 14 minutes of scheduled arrival time. In the three months ended June 30, 2026, our system-wide on-time performance was 78.2% compared to 77.3% for the same period in 2025. Our completion factor was in line with the prior period at 99.5% for the three months ended June 30, 2026 compared to 99.6% for the same period in 2025.
Best East Coast Leisure Network
We are focused on high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico.
In the second quarter, we continued executing our strategy to build the best East Coast leisure network, and launched seasonal service from Boston to two new destinations, Barcelona and Milan, with Milan marking JetBlue's first-ever service to Italy. Together, these additions expanded our Boston transatlantic reach to nine European destinations.
In addition, we continued expanding our presence in Fort Lauderdale, where Spirit’s exit represents one of the most significant strategic opportunities JetBlue has seen in many years. Fort Lauderdale continued to benefit from very strong customer demand, and second quarter revenue per ASM ("RASM") increased 11%, while capacity increased nearly 40%.
In July 2026, we launched additional service from Fort Lauderdale and now operate more than 125 daily departures to more than 55 nonstop destinations, representing our largest schedule from the airport. We also introduced a more structured bank schedule, with two southbound and two northbound banks designed to better connect customers to the Caribbean and Latin America. By December, we expect to surpass 150 daily flights from Fort Lauderdale and operate the largest Mint® schedule from Fort Lauderdale in JetBlue's history.
In July 2026, we were selected as the successful bidder to acquire certain operating authorizations (slots) previously operated by Spirit Airlines at New York's LaGuardia Airport. If completed, the acquisition would support up to 12 daily roundtrips at LaGuardia. The transaction closing remains subject to regulatory approvals and other conditions.
Products and Perks Customers Value
During the second quarter of 2026, we continued to enhance our products and services by increasing the value of our loyalty program, expanding premium offerings, and introducing additional benefits designed to improve the customer experience.
Blue Sky implementation advanced in the second quarter of 2026 with the introduction of reciprocal loyalty benefits for eligible Mosaic and MileagePlus members, including priority boarding, preferred and extra legroom seating, and same-day standby options. In July 2026, Paisly began distributing United's car rental products, with hotels and travel insurance expected in the fourth quarter of 2026, further supporting our broader travel platform strategy.
We continued to see strong engagement across our loyalty offerings, supported in part by the relaunch of our premium co-brand credit card and demand for its BlueHouseTM benefit, which contributed to growth in new card acquisitions and loyalty remuneration during the quarter. In addition, we launched a new Buy Now, Pay Later option through ClarityPay, providing customers with additional payment flexibility.
We continue to invest in our premium offerings, including our BlueHouseTM lounge network, with the second location expected to open in Boston in August 2026. BlueFirstTM, our planned domestic first-class product is our largest individual JetForward initiative, and an important next step in evolving our product offering. We plan to launch sales in the fall of 2026, with the majority of the retrofit work expected to be completed by the end of 2027.
We also continued to enhance Mint®, which earned the highest ranking in customer satisfaction in the first/business class segment in North America by J.D. Power for the second consecutive year. During the quarter, we announced new onboard culinary partnerships for Mint® with refreshed menu offerings inspired by New York restaurants expected to begin in the third quarter of 2026.
A Secure Financial Future
To secure our financial future, we remain focused on preserving liquidity, maintaining cost discipline, and proactively managing our balance sheet. In the second quarter, as fuel prices remained elevated and the macroeconomic and geopolitical backdrop remained fluid, we focused on the levers within our control, including disciplined capacity, commercial actions, cost

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
initiatives, and fuel burn. JetForward continued to support profitability through cost initiatives, including enhanced digital tools and technology modernization to improve crewmember productivity, improved fuel efficiency through advanced flight planning and routing, real-time data, and predictive analytics, and expanded AI- and data science-enabled capabilities to improve planning, automate decision-making, and better manage disruptions.
We also completed a $500 million aircraft-backed financing transaction, further strengthening our liquidity position.We continue to take a disciplined and proactive approach to managing the balance sheet, with a focus on maintaining liquidity, supporting JetForward, and optimizing our cost of capital.
Liquidity
At June 30, 2026, we had $2.2 billion in liquidity, which included unrestricted cash, cash equivalents, and investment securities. In addition, we have a $600 million Citibank undrawn line of credit.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A321neo and Airbus A220 fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine durability deficiencies, as of June 30, 2026, we had four aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 200 days for the PW1500G engines and approximately 300 days for the PW1100G engines to complete a shop visit and return to a serviceable condition. We believe we are past the peak number of groundings and expect the number of aircraft on the ground due to lack of engine availability to be in mid-single digits for the remainder of 2026.
On July 27, 2026, we entered into supplemental support and other agreements with International Aero Engines, LLC ("IAE"), an affiliate of RTX Corporation, Pratt & Whitney Division, related to certain PW1100G and PW1500G engine operational disruptions, technical issues occurring through December 31, 2025 and other matters. Under the agreements, we received consideration including credits up to $105 million that may be applied toward future purchases of qualifying goods and services from IAE, IAE International Aero Engines AG and Pratt & Whitney through December 31, 2027, including in exchange for waiving certain claims.
These credits are accounted for as vendor consideration under ASC 705-20 and will be allocated to qualifying purchases through December 31, 2027 based on our estimated eligible spend for applicable goods and services during that period. Credits associated with operating expenditures will be recognized as reductions of the related operating expenses, while credits associated with capital expenditures will be recognized as reductions of the cost basis of the related assets.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. During the six months ended June 30, 2026, we sold our remaining owned Embraer E190 airframes, as well as certain Embraer E190 engines and related spare parts, and recorded a net gain of $30 million, which is included in other operating expenses on our consolidated statements of operations. We also returned our remaining leased E190 aircraft. As of June 30, 2026, one Embraer E190 engine and certain related spare parts remained available for sale.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 vs. 2025
Overview
We reported a net loss of $247 million, operating loss of $141 million and an operating margin of (5.2)% for the three months ended June 30, 2026. This compares to a net loss of $74 million, an operating income of $6 million and an operating margin of 0.3% for the three months ended June 30, 2025. Our loss per share was $0.66 for the second quarter of 2026 compared to a loss per share of $0.21 for the same period in 2025. Net loss increased $173 million year-over-year primarily due to an increase in fuel expense partially offset by higher revenue driven by stronger demand and increased pricing as compared to the same period in 2025.
Our reported results for the three months ended June 30, 2026 and 2025 included the effects of certain gains on investments. For the three months ended June 30, 2025, our reported results also included the effects of special items. Adjusting for these items, our adjusted net loss (1) was $247 million, adjusted operating loss (1) was $141 million, adjusted operating margin (1) was (5.2)%, and adjusted loss per share (1) was $0.66 for the three months ended June 30, 2026. This compares to an adjusted net loss (1) of $58 million, adjusted operating income (1) of $30 million, adjusted operating margin (1) of 1.3%, and adjusted loss per share (1) of $0.16 for the three months ended June 30, 2025.

Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2026	2025	$	%
Passenger revenue	$2,487	$2,179	$308	14.1%
Other revenue	210	177	33	18.6
Total operating revenues	$2,697	$2,356	$341	14.5%

Average fare	$237.38	$218.52	$18.86	8.6%
Yield per passenger mile (cents)	17.53	15.99	1.54	9.6
Passenger revenue per ASM (cents)	14.49	13.10	1.39	10.6
Operating revenue per ASM (cents)	15.71	14.17	1.54	10.9
Average stage length (miles)	1,300	1,309	(9)	(0.7)
Revenue passengers (thousands)	10,479	9,973	506	5.1
Revenue passenger miles (millions)	14,192	13,627	565	4.1
Available seat miles (ASMs) (millions)	17,170	16,634	536	3.2
Load factor	82.7%	81.9%		0.8	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore®. Passenger revenue increased 14.1% for the three months ended June 30, 2026 compared to the same period in 2025. This was mainly driven by a 9.6% higher yield and a 5.1% increase in revenue passengers than the prior period.
Other revenue increased $33 million, or 18.6%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions, charters, advertising, and lounge revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2026	2025	$	%	2026	2025	% Change
Aircraft fuel	$911	$504	$407	80.7%	5.31	3.03	75.1%
Salaries, wages and benefits	875	852	23	2.7	5.10	5.12	(0.5)
Landing fees and other rents	183	171	12	7.1	1.06	1.03	3.8
Depreciation and amortization	183	171	12	6.9	1.06	1.03	3.5
Aircraft rent	15	20	(5)	(23.7)	0.09	0.12	(26.1)
Sales and marketing	88	76	12	14.9	0.51	0.46	11.3
Maintenance, materials and repairs	204	198	6	3.1	1.19	1.19	(0.1)
Special items	—	24	(24)	(99.4)	—	0.14	(99.4)
Other operating expenses	379	334	45	13.4	2.21	2.01	9.9
Total operating expenses	$2,838	$2,350	$488	20.8%	16.53	14.13	17.0%
Aircraft Fuel
Aircraft fuel increased by $407 million, or 80.7%, for the three months ended June 30, 2026 compared to the same period in 2025. The average fuel price increased by 76.3% to $4.23 per gallon and fuel consumption increased by 2.5%, or 5 million gallons.
Landing Fees and Other Rents
Landing fees and other rents increased by $12 million, or 7.1%, for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to rate increases in certain cities and a decrease in airport rent credits received.
Depreciation and Amortization
Depreciation and amortization increased by $12 million, or 6.9%, for the three months ended June 30, 2026 compared to the same period in 2025. This increase was primarily driven by the induction of new aircraft and spare engines, partially offset by the retirement of the Embraer E190 fleet as part of the Company's fleet transition plan.
Aircraft Rent
Aircraft rent decreased by $5 million, or 23.7%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. As part of the Company's fleet transition plan, Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor. The decrease was partially offset by an increase in the number of leased engines.
Sales and Marketing
Sales and marketing increased by $12 million, or 14.9%, in the three months ended June 30, 2026 compared to the same period in 2025, primarily due to higher credit card fees as a result of the increase in passenger revenue.
Special Items
There were no special items for the three months ended June 30, 2026. For the three months ended June 30, 2025, special items consisted of $24 million of voluntary opt-out costs.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Operating Expenses
Other operating expenses increased by $45 million, or 13.4%, in the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by higher airport-related and operational support costs, reflecting increased flight activity and contractual rate increases, as well as higher customer experience-related costs. The increase also reflects lower net gains on asset sale transactions, as gains from current year E190 aircraft sales were lower than prior year period gains from sale-leaseback and engine sale transactions.

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Three Months Ended June 30,		Year-over-Year Change
	2026	2025	$	%
Interest expense	$(147)	$(147)	$—	0.4%
Interest income	17	33	(16)	(47.3)
Capitalized interest	1	3	(2)	(63.0)
Gain on investments, net	1	3	(2)	(65.5)
Other	(2)	8	(10)	NM (1)
Total other expense	$(130)	$(100)	$(30)	29.4%
(1) Not meaningful or greater than 100% change.
Interest Income
Interest income decreased by $16 million, or 47.3%, for the three months ended June 30, 2026 compared to the same period in 2025, driven by lower short-term investment balances.
Gain on investments, net
Gain on investments, net resulted in a $1 million gain for the three months ended June 30, 2026, compared to a $3 million gain for the same period in 2025, primarily due to lower current year gains related to our JetBlue Technology Ventures LLC ("JBV") equity investments.
Income Taxes
For the three months ended June 30, 2026, we recorded an income tax benefit of $24 million, compared to an income tax benefit of $20 million for the same period in 2025, with the increase primarily due to an income tax benefit on a higher pre-tax loss partially offset by a valuation allowance for the current period.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Six Months Ended June 30, 2026 vs. 2025
Overview
We reported a net loss of $566 million, an operating loss of $365 million and an operating margin of (7.4)% for the six months ended June 30, 2026. This compares to a net loss of $282 million, an operating loss of $168 million and an operating margin of (3.7)% for the six months ended June 30, 2025. Our loss per share was $1.51 for the six months ended June 30, 2026 compared to a loss per share of $0.79 for the same period in 2025. Net loss increased $284 million year-over-year primarily due to an increase in fuel expense and higher salaries, wages and benefits and other operating expenses, largely attributable to operational disruption events during the year, lower current year net gains related to asset sale transactions, as well as a lower current year income tax benefit. The increases in expense were partially offset by higher revenue driven by stronger demand and increased pricing.
Our reported results for the six months ended June 30, 2026 and 2025 included the effects of certain gains on investments. For the six months ended June 30, 2025, our reported results also included the effects of special items. Adjusting for these items, our adjusted net loss (1) was $569 million, adjusted operating loss (1) was $365 million, adjusted operating margin (1) was (7.4)%, and adjusted loss per share (1) was $1.52 for the six months ended June 30, 2026. This compares to an adjusted net loss (1) of $267 million, adjusted operating loss (1) of $144 million, adjusted operating margin (1) of (3.2)%, and adjusted loss per share (1) of $0.75 for the six months ended June 30, 2025.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2026	2025	$	%
Passenger revenue	$4,535	$4,149	$386	9.3%
Other revenue	402	347	55	15.6
Total operating revenues	$4,937	$4,496	$441	9.8%

Average fare	$228.95	$215.66	$13.29	6.2%
Yield per passenger mile (cents)	16.92	15.82	1.10	7.0
Passenger revenue per ASM (cents)	13.95	12.87	1.08	8.4
Operating revenue per ASM (cents)	15.19	13.95	1.24	8.9
Average stage length (miles)	1,302	1,303	(1)	(0.1)
Revenue passengers (thousands)	19,809	19,237	572	3.0
Revenue passenger miles (millions)	26,798	26,228	570	2.2
Available seat miles (ASMs) (millions)	32,511	32,242	269	0.8
Load factor	82.4%	81.3%		1.1	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore®. Passenger revenue increased 9.3% for the six months ended June 30, 2026 compared to the same period in 2025. This was mainly driven by a 7.0% higher yield and a 3.0% increase in revenue passengers than the prior period.
Other revenue increased $55 million, or 15.6%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions, charters, advertising, and lounge revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change		Cents per ASM
	2026	2025	$	%	2026	2025	% Change
Aircraft fuel	$1,484	$1,015	$469	46.2%	4.56	3.15	45.0%
Salaries, wages and benefits	1,771	1,714	57	3.3	5.45	5.32	2.5
Landing fees and other rents	352	330	22	6.6	1.09	1.02	5.7
Depreciation and amortization	362	339	23	6.7	1.11	1.05	5.8
Aircraft rent	30	39	(9)	(23.4)	0.09	0.12	(24.0)
Sales and marketing	160	147	13	9.4	0.50	0.45	8.5
Maintenance, materials and repairs	398	389	9	2.3	1.22	1.21	1.4
Special items	—	24	(24)	(99.4)	—	0.07	(99.4)
Other operating expenses	745	667	78	11.7	2.29	2.07	10.8
Total operating expenses	$5,302	$4,664	$638	13.7%	16.31	14.47	12.7%
Aircraft Fuel
Aircraft fuel increased by $469 million, or 46.2%, for the six months ended June 30, 2026 compared to the same period in 2025. The average fuel price increased by 46.2% to $3.63 per gallon, while fuel consumption was relatively consistent with the prior-year period.
Landing Fees and Other Rents
Landing fees and other rents increased by $22 million, or 6.6%, for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to rate increases in certain cities and a decrease in airport rent credits received.
Depreciation and Amortization
Depreciation and amortization increased by $23 million, or 6.7%, for the six months ended June 30, 2026 compared to the same period in 2025. This increase was primarily driven by the induction of new aircraft and spare engines, partially offset by the retirement of the Embraer E190 fleet as part of the Company's fleet transition plan.
Aircraft Rent
Aircraft rent decreased by $9 million, or 23.4%, in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. As part of the Company's fleet transition plan, Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor. The decrease was partially offset by an increase in the number of leased engines.
Sales and Marketing
Sales and marketing increased by $13 million, or 9.4%, in the six months ended June 30, 2026 compared to the same period in 2025, primarily due to higher credit card fees as a result of the increase in passenger revenue.
Special Items
There were no special items for the six months ended June 30, 2026. For the six months ended June 30, 2025, special items consisted of $24 million of voluntary opt-out costs.
Other Operating Expenses
Other operating expenses increased by $78 million, or 11.7%, in the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by higher costs associated with operational disruption events, higher airport-related and operational support costs reflecting contractual rate increases, and higher customer experience-related costs. The increase also reflects lower net gains on asset sale transactions, as gains from current year E190 aircraft sales were lower than prior year gains from sale-leaseback and engine sale transactions.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Six Months Ended June 30,		Year-over-Year Change
	2026	2025	$	%
Interest expense	$(291)	$(295)	$4	(1.3)%
Interest income	40	71	(31)	(43.5)
Capitalized interest	2	6	(4)	(64.3)
Gain on investments, net	4	4	—	(5.4)
Other	3	17	(14)	(78.9)
Total other expense	$(242)	$(197)	$(45)	(22.5)%
Interest Income
Interest income decreased by $31 million, or 43.5%, for the six months ended June 30, 2026 compared to the same period in 2025. This decrease was primarily driven by lower short-term investment balances.
Gain on investments, net
Gain on investments, net was $4 million for both the six months ended June 30, 2026 and 2025, primarily reflecting gains related to our JetBlue Technology Ventures LLC ("JBV") equity investments.
Other
Other income decreased by $14 million, or 78.9%, for the six months ended June 30, 2026 compared to the same period in 2025. This decrease was primarily due to lower income recorded related to our share of equity method investees' financial results compared to the prior year.
Income Taxes
For the six months ended June 30, 2026, we recorded an income tax benefit of $41 million, compared to an income tax benefit of $83 million for the same period in 2025, with the decrease primarily due to a valuation allowance reflected in the current year forecasted annual effective tax rate.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Year-over-Year Change		Six Months Ended June 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2026	2025	%		2026	2025	%
Operational Statistics
Revenue passengers (thousands)	10,479	9,973	5.1		19,809	19,237	3.0
Revenue passenger miles (RPMs) (millions)	14,192	13,627	4.1		26,798	26,228	2.2
Available seat miles (ASMs) (millions)	17,170	16,634	3.2		32,511	32,242	0.8
Load factor	82.7%	81.9%	0.8	pts	82.4%	81.3%	1.1	pts
Aircraft utilization (hours per day) (1)	10.2	10.2	(0.2)		9.8	10.0	(2.0)

Average fare	$237.38	$218.52	8.6		$228.95	$215.66	6.2
Yield per passenger mile (cents)	17.53	15.99	9.6		16.92	15.82	7.0
Passenger revenue per ASM (cents)	14.49	13.10	10.6		13.95	12.87	8.4
Operating revenue per ASM (cents)	15.71	14.17	10.9		15.19	13.95	8.9
Operating expense per ASM (cents)	16.53	14.13	17.0		16.31	14.47	12.7
Operating expense per ASM, excluding fuel (cents) (2)	11.12	10.86	2.4		11.63	11.15	4.4

Departures	81,647	78,809	3.6		154,167	153,562	0.4
Average stage length (miles)	1,300	1,309	(0.7)		1,302	1,303	(0.1)
Average number of operating aircraft during period (1)	294	286	2.8		292	287	1.7
Average fuel cost per gallon	$4.23	$2.40	76.3		$3.63	$2.48	46.2
Fuel gallons consumed (millions)	215	210	2.5		408	408	—
Fuel efficiency (ASMs per fuel gallon)	80	79	0.7		80	79	0.8
Average number of full-time equivalent crewmembers	19,847	18,956	4.7		19,647	19,050	3.1
(1) This table includes aircraft that have been temporarily removed from service, including four aircraft impacted by the Pratt & Whitney engine groundings. All aircraft temporarily removed from service are expected to return to operation in the future.
(2) Refer to "Regulation G Reconciliation of Non-GAAP Financial Measures" at the end of this section for more information on this non-GAAP measure.

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
In July 2026, the Company was selected as the successful bidder to acquire certain operating authorizations (slots) previously operated by Spirit Airlines at New York's LaGuardia Airport for an aggregate purchase price of $58.5 million. If completed, the acquisition would support up to 12 daily roundtrips at LaGuardia. The transaction closing remains subject to regulatory approvals and other conditions.
At June 30, 2026, we had unrestricted cash, cash equivalents, and investment securities of $2.2 billion. We also have a $600 million Citibank undrawn line of credit. We believe this will be sufficient to satisfy our liquidity needs for at least the next 12 months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
On April 1, 2026, the Company paid in full its 0.50% convertible senior notes due 2026, including $325 million of principal and $1 million of interest. A portion of this payment was funded using amounts previously held in escrow pursuant to the Company's revolving credit facility agreement with Citibank. Following this repayment, the Company has no remaining obligations under these notes.
On April 14, 2026, the Company entered into an agreement providing for up to $500 million in debt financing, secured by certain owned A321, A320, and A220 aircraft. As of June 30, 2026, the Company borrowed an aggregate of $500 million under the agreement. The borrowings have maturities ranging from 2033 through 2036 and interest rates based on U.S. Treasury rates plus an applicable margin. In addition, the agreement provides for the potential to obtain up to an additional $250 million in incremental aircraft-secured financing beyond the initial $500 million commitment, subject to agreed upon terms.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Analysis of Cash Flows
Operating Activities
We use operating cash flows to provide working capital for current and future operations. Cash flows used in operating activities were $35 million and $1 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash flows used in operating activities is primarily due to higher operating losses driven by increased fuel costs, salaries, wages and benefits, and other operating expenses, including costs associated with operational disruption events. These impacts were partially offset by higher revenue, driven by stronger demand and pricing, and favorable changes in working capital, particularly an increase in air traffic liability.
Investing Activities
During the six months ended June 30, 2026, flight equipment capital expenditures included $251 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $34 million in spare part purchases and $27 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $49 million, software purchases for $12 million, and a $2 million deposit for the purchase of LaGuardia slots. Investing activities for the current year also included $21 million in net proceeds from investment securities, $71 million of proceeds primarily from the sale of Embraer E190 airframes, Embraer E190 engines, and other flight equipment, and net $6 million for other investing activities.
During the six months ended June 30, 2025, flight equipment capital expenditures included $358 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $44 million in spare part purchases and $23 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $71 million. Investing activities also included $804 million in net proceeds from investment securities and $121 million of proceeds from the sale of assets and sale-leaseback transactions.
Financing Activities
Financing activities for the six months ended June 30, 2026 primarily consisted of $495 million in net proceeds from issuance of long-term debt, $570 million in payments on our outstanding debt and finance lease obligations, and issuance of common stock of $19 million related to our crewmember stock purchase plan.
Financing activities for the six months ended June 30, 2025 primarily consisted of $228 million in payments on our outstanding debt and finance lease obligations and issuance of common stock of $30 million related to our crewmember stock purchase plan.
Working Capital
We had a working capital deficit of $1.4 billion at June 30, 2026 and working capital deficit of $1.2 billion at December 31, 2025, respectively. Our working capital decreased by $213 million due to an increase in air traffic liability and decreases in cash and cash equivalents and current portion of restricted cash. These impacts were partially offset by lower current maturities of long-term debt following the repayment of our 0.50% convertible senior notes due in 2026, as well as increases in investment securities and inventory.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Debt and finance lease obligations (1)	$529	$1,043	$1,117	$2,314	$1,040	$5,268	$11,311
Operating lease obligations (2)	81	146	111	89	84	937	1,448
Flight equipment purchase obligations (3)	337	383	525	444	338	3,444	5,471
Other obligations (4)	211	397	433	289	313	7	1,650
Total	$1,158	$1,969	$2,186	$3,136	$1,775	$9,656	$19,880
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after June 30, 2026, except as otherwise noted.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on June 30, 2026 rates.
(2) Primarily relates to JFK Terminal 5, aircraft and spare engines, and our corporate office in Long Island City.
(3) Includes obligations for one Airbus A321neo XLR variant aircraft which is expected to be sold following delivery of the aircraft. The aircraft is anticipated to deliver in the third quarter of 2026.
(4) Amounts primarily include non-cancelable commitments for flight equipment maintenance, infrastructure and information technology.
As of June 30, 2026, we were in compliance with the material covenants of our debt and lease agreements.
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
We have $58 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 67% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aircraft
As of June 30, 2026, our operating fleet consisted of (1), (2):

Aircraft Type	Aircraft Count
Airbus A220	65
Airbus A320	8
Airbus A320 Restyled	121
Airbus A321	28
Airbus A321 with Mint®	35
Airbus A321neo	16
Airbus A321neo with Mint®	12
Airbus A321neoLR with Mint®	11
Total	296
(1) Excludes one Airbus A321neo XLR variant owned aircraft included in assets held for sale.
(2) Includes aircraft that have been temporarily removed from service but are expected to return to operation in the future.
Of our operating fleet, 286 are owned by us and 10 are leased under operating leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes, also referred to as failed sale-leasebacks. As of June 30, 2026, the average age of our operating fleet was 12 years.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. During the six months ended June 30, 2026, we sold our remaining owned Embraer E190 airframes, as well as certain Embraer E190 engines and related spare parts, and recorded a net gain of $30 million, which is included in other operating expenses on our consolidated statements of operations. We also returned our remaining leased E190 aircraft. As of June 30, 2026, one Embraer E190 engine and certain related spare parts remained available for sale.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Flight Equipment Deliveries
As of June 30, 2026, our committed aircraft deliveries include the following aircraft (1):

Year	Airbus A220	Airbus A321neo (2)	Total
Remainder of 2026	6	1	7
2027	7	—	7
2028	11	—	11
2029	10	—	10
2030	1	2	3
Thereafter	—	42	42
Total (3)	35	45	80
(1) The timing of aircraft deliveries and related committed expenditures presented in the table above is based on contractual delivery schedules, adjusted for delivery delays based on management’s current expectations as of the date of this filing. These expectations reflect recent communications from Airbus regarding delivery delays resulting from global supply chain disruptions. Actual delivery timing may differ from the periods presented and remains subject to change due to manufacturer production schedules, supply chain constraints, contractual modifications, regulatory matters and other factors.
(2) Includes one Airbus A321neo XLR variant aircraft which is expected to be sold following delivery of the aircraft. The aircraft is anticipated to deliver in the third quarter of 2026.
(3) In addition, we have options to purchase 20 A220-300 aircraft in 2028 through 2030.
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
For the three and six months ended June 30, 2026, there were no special items.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Three Months Ended June 30,
	$			Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2026	2025	Percent Change	2026	2025	Percent Change
Total operating expenses	$2,838	$2,350	20.8	16.53	14.13	17.0
Less:
Aircraft fuel	911	504	80.7	5.31	3.03	75.1
Other non-airline expenses	18	16	10.1	0.10	0.10	6.6
Special items	—	24	(99.4)	—	0.14	(99.4)
Operating expenses, excluding fuel	$1,909	$1,806	5.7	11.12	10.86	2.4

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Six Months Ended June 30,
	$			Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2026	2025	Percent Change	2026	2025	Percent Change
Total operating expenses	$5,302	$4,664	13.7	16.31	14.47	12.7
Less:
Aircraft fuel	1,484	1,015	46.2	4.56	3.15	45.0
Other non-airline expenses	36	32	11.8	0.12	0.10	10.9
Special items	—	24	(99.4)	—	0.07	(99.4)
Operating expenses, excluding fuel	$3,782	$3,593	5.3	11.63	11.15	4.4

Operating Expense, Operating Income (Loss), Operating Margin, Pre-tax Loss, Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items and Gain on Investments
For the three and six months ended June 30, 2026, there were no special items.
For each of the three and six months ended June 30, 2025, special items included voluntary opt-out costs.
Certain gains on our investments, net were also excluded from our June 30, 2026 and 2025 non-GAAP results.
We believe the impact of these items distort our overall trends and that our metrics are more comparable with the presentation of our results excluding the impact of these items. The table below provides a reconciliation of our GAAP reported amounts to the non-GAAP amounts excluding the impact of these items for the periods presented.

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN ON INVESTMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except percentages)	2026	2025	2026	2025
Total operating revenues	$2,697	$2,356	$4,937	$4,496

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,838	$2,350	$5,302	$4,664
Less: Special items	—	24	—	24
Total operating expenses excluding special items	$2,838	$2,326	$5,302	$4,640
Percent change	22.0%		14.3%

RECONCILIATION OF OPERATING INCOME (LOSS)
Operating income (loss)	$(141)	$6	$(365)	$(168)
Add back: Special items	—	24	—	24
Operating income (loss) excluding special items	$(141)	$30	$(365)	$(144)

RECONCILIATION OF OPERATING MARGIN
Operating margin	(5.2)%	0.3%	(7.4)%	(3.7)%

Operating income (loss) excluding special items	$(141)	$30	$(365)	$(144)
Total operating revenues	2,697	2,356	4,937	4,496
Adjusted operating margin	(5.2)%	1.3%	(7.4)%	(3.2)%

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING INCOME (LOSS), OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN ON INVESTMENTS
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions except percentages)	2026	2025	2026	2025
RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(271)	$(94)	$(607)	$(365)
Add back: Special items	—	24	—	24
Less: Gain on investments, net	1	3	4	4
Loss before income taxes excluding special items and gain on investments	$(272)	$(73)	$(611)	$(345)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(10.0)%	(4.0)%	(12.3)%	(8.1)%

Loss before income taxes excluding special items and gain on investments	$(272)	$(73)	$(611)	$(345)
Total operating revenues	2,697	2,356	4,937	4,496
Adjusted pre-tax margin	(10.1)%	(3.1)%	(12.4)%	(7.7)%

RECONCILIATION OF NET LOSS
Net loss	$(247)	$(74)	$(566)	$(282)
Add back: Special items	—	24	—	24
Less: Income tax benefit related to special items	—	6	—	6
Less: Gain on investments, net	1	3	4	4
Less: Income tax expense related to gain on investments, net	(1)	(1)	(1)	(1)
Net loss excluding special items and gain on investments	$(247)	$(58)	$(569)	$(267)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(0.66)	$(0.21)	$(1.51)	$(0.79)
Add back: Special items	—	0.07	—	0.07
Less: Income tax benefit related to special items	—	0.02	—	0.02
Less: Gain on investments, net	—	—	0.01	0.01
Less: Income tax expense related to gain on investments, net	—	—	—	—
Basic excluding special items and gain on investments	$(0.66)	$(0.16)	$(1.52)	$(0.75)

Diluted	$(0.66)	$(0.21)	$(1.51)	$(0.79)
Add back: Special items	—	0.07	—	0.07
Less: Income tax benefit related to special items	—	0.02	—	0.02
Less: Gain on investments, net	—	—	0.01	0.01
Less: Income tax expense related to gain on investments, net	—	—	—	—
Diluted excluding special items and gain on investments	$(0.66)	$(0.16)	$(1.52)	$(0.75)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2025 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the cost per gallon of fuel as of June 30, 2026. Based on projected fuel consumption for the next 12 months, such an increase would result in an increase to aircraft fuel expense of approximately $309 million. As of June 30, 2026, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.3 billion of our debt and finance lease obligations, with the remaining $2.2 billion having floating interest rates. As of June 30, 2026, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $22 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2026 than they were during 2025, our interest income from cash and investment balances would decrease by approximately $16 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
LaGuardia Slot Auction
At a hearing on July 22, 2026, in the pending chapter 11 case of In re Spirit Aviation Holdings Inc., et al., Case 25-11897 (SHL), the U.S. Bankruptcy Court for the Southern District of New York approved the sale under section 363 of the U.S. Bankruptcy Code to transfer 22 certain operating authorizations (slots) at LaGuardia Airport to JetBlue Airways Corporation. The sale was the result of a competitive auction process, with JetBlue being named the "Successful Bidder" with a bid of $58.5 million for the slots. The slot transfer remains subject to regulatory approval and other conditions, which are required to be satisfied no later than October 31, 2026.
Pratt & Whitney Agreement
On July 27, 2026, we entered into supplemental support agreements with International Aero Engines, LLC ("IAE"), an affiliate of RTX Corporation, Pratt & Whitney Division, related to certain PW1100G and PW1500G engine operational disruptions, technical issues occurring through December 31, 2025 and other matters. Under the agreements, we received consideration including credits up to $105 million that may be applied toward future purchases of qualifying goods and services from IAE, IAE International Aero Engines AG and Pratt & Whitney through December 31, 2027, including in exchange for waiving certain claims.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements.
On April 30, 2026, each of Ursula Hurley, our Chief Financial Officer, and Carol Clements, our Chief Digital & Technology Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Hurley's plan provides for the potential sale of an aggregate of up to 108,368 shares of the Company's common stock and expires on October 29, 2027, unless terminated earlier in accordance with its terms. Ms. Clements' plan provides for the sale of an aggregate of up to 24,000 shares of the Company's common stock and expires on June 30, 2027, unless terminated earlier in accordance with its terms.
During the three months ended June 30, 2026, no other director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1+	Form of RSU Award Agreement, Crewmembers (2020 Omnibus Incentive Plan)
10.2+	Form of RSU Award Agreement, 5 year cliff (2020 Omnibus Incentive Plan)
10.3+	Amendment to the JetBlue Airways Corporation 2020 Crewmember Stock Purchase Plan
31.1+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2+	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32++	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
+	Filed herewith.
++	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	July 28, 2026	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)