Form 10-Q
period 2026-09-30
JETBLUE AIRWAYS CORP
filed 2026-10-26
CIK 1158463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2026, there were 377,351,854 shares outstanding of the registrant's common stock, par value $0.01.

JETBLUE AIRWAYS CORPORATION
FORM 10-Q

Forward-Looking Information
This Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "expects," "plans," "intends," "anticipates," "indicates," "remains," "believes," "estimates," "forecast," "guidance," "outlook," "may," "will," "should," "seeks," "goals," "targets" or the negative of these terms or other similar expressions. Additionally, forward-looking statements include statements that do not relate solely to historical facts, such as statements which identify uncertainties or trends, discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed, or assured. Forward-looking statements contained in this Report include, without limitation, statements regarding our outlook, goals, and future results of operations and financial position, including our intended path to profitability, positive free cash flow, earnings targets and related assumptions, any expected headwinds or tailwinds, fuel prices and volatility, demand, our use of artificial intelligence, our aircraft fleet, our product offerings and loyalty initiatives, and our business strategy and plans and objectives for future operations, such as our JetForward initiatives, our Blue Sky collaboration, BlueFirstTM product launch, expected growth opportunities at select airports, our financing arrangements and potential implications thereof on our business, our sustainability initiatives, the impact of industry conditions, our ability to adjust pricing in response to changes in fuel costs or demand, and the related impacts on our business. Forward-looking statements involve risks, uncertainties and assumptions, and are based on information currently available to us. Actual results may differ materially from those expressed in the forward-looking statements due to many important factors, including, without limitation, our extremely competitive industry; the risk associated with the execution of our strategic operating plans in the near-term and long-term; risks related to the long-term nature of our fleet order book; volatility in fuel prices and availability of fuel; increased maintenance costs associated with fleet age; costs associated with salaries, wages and benefits; risks associated with a potential material reduction in the rate of interchange reimbursement fees; risks associated with doing business internationally; our reliance on high daily aircraft utilization; our dependence on the New York metropolitan market; risks associated with extended interruptions or disruptions in service at our focus cities; risks associated with airport expenses; risks associated with seasonality and weather; our reliance on a limited number of suppliers for our aircraft, engines, and our Fly-Fi® product; risks related to new or increased tariffs, including those that impact commercial aircraft and related parts imported from outside the United States; the outcome of current or future legal proceedings or regulatory actions; risks associated with stockholder activism; risks associated with cybersecurity and privacy, including potential disruptions to our information technology systems or information security breaches; heightened regulatory requirements concerning data security compliance; risks associated with reliance on, and potential failure of, automated systems to operate our business; our inability to attract and retain qualified crewmembers; our being subject to potential unionization, work stoppages, slowdowns or increased labor costs; reputational and business risk from an accident or incident involving our aircraft; risks associated with damage to our reputation and the JetBlue brand name; our significant amount of fixed obligations and the ability to service such obligations; possible failure to comply with financial and other debt covenants included in the agreements governing our debt; financial risks associated with credit card processors; risks associated with seeking short-term additional financing liquidity; failure to realize the full value of intangible or long-lived assets, causing us to record impairments; limits on our ability to use certain tax attributes; risks associated with our development and use of AI-powered solutions; risks associated with disease outbreaks or environmental disasters affecting travel behavior; compliance with environmental laws and regulations, which may cause us to incur substantial costs; the impacts of federal government shutdowns, federal budget constraints or federally imposed furloughs; increasing scrutiny of, and evolving expectations regarding, environmental matters; changes in government regulations in our industry; acts of war or terrorism; and changes in global economic or geopolitical conditions or an economic downturn leading to a continuing or accelerated decrease in demand for air travel. It is routine for our internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change prior to the end of each quarter or year.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,258	$1,946
Investment securities	251	213
Receivables, less allowance (2026 - $3; 2025 - $6)	403	372
Spare parts, aircraft fuel and supplies, less allowance (2026 - $48; 2025 - $37)	356	193
Restricted cash and cash equivalents	9	100
Prepaid expenses and other	516	414
Total current assets	2,793	3,238
PROPERTY AND EQUIPMENT
Flight equipment	15,384	14,957
Pre-delivery deposits for flight equipment	135	177
Total flight equipment and pre-delivery deposits, gross	15,519	15,134
Less accumulated depreciation	4,816	4,436
Total flight equipment and pre-delivery deposits, net	10,703	10,698
Other property and equipment, gross	1,426	1,377
Less accumulated depreciation	922	884
Total other property and equipment, net	504	493
Total property and equipment, net	11,207	11,191
OPERATING LEASE ASSETS	894	868
OTHER ASSETS
Investment securities	117	318
Restricted cash and cash equivalents	255	249
Intangible assets, net of accumulated amortization (2026 - $672; 2025 - $622)	335	415
Other	365	291
Total other assets	1,072	1,273
TOTAL ASSETS	$15,966	$16,570

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$633	$655
Air traffic liability	1,925	1,669
Accrued salaries, wages and benefits	660	680
Other accrued liabilities	623	550
Current operating lease liabilities	101	79
Current maturities of long-term debt and finance lease obligations	482	769
Total current liabilities	4,424	4,402
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS	7,911	7,729
LONG-TERM OPERATING LEASE LIABILITIES	852	839
DEFERRED TAXES AND OTHER LIABILITIES
Deferred income taxes	386	447
Air traffic liability - non-current	771	704
Other liabilities	285	329
Total deferred taxes and other liabilities	1,442	1,480
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25 shares authorized, none issued	—	—
Common stock, $0.01 par value; 900 shares authorized, 540 and 532 shares issued and 377 and 370 shares outstanding at September 30, 2026 and December 31, 2025, respectively	5	5
Treasury stock, at cost; 163 and 162 shares at September 30, 2026 and December 31, 2025, respectively	(2,021)	(2,013)
Additional paid-in capital	3,458	3,412
Retained (deficit) earnings	(106)	717
Accumulated other comprehensive income (loss)	1	(1)
Total stockholders' equity	1,337	2,120
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,966	$16,570

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING REVENUES
Passenger	$2,600	$2,135	$7,135	$6,284
Other	212	187	614	534
Total operating revenues	2,812	2,322	7,749	6,818
OPERATING EXPENSES
Aircraft fuel	868	539	2,352	1,554
Salaries, wages and benefits	946	865	2,717	2,579
Landing fees and other rents	199	179	551	509
Depreciation and amortization	186	173	548	512
Aircraft rent	19	21	49	60
Sales and marketing	92	78	252	225
Maintenance, materials and repairs	204	210	602	598
Special items	33	5	33	29
Other operating expenses	409	352	1,154	1,020
Total operating expenses	2,956	2,422	8,258	7,086
OPERATING LOSS	(144)	(100)	(509)	(268)
OTHER INCOME (EXPENSE)
Interest expense	(149)	(146)	(440)	(441)
Interest income	17	30	57	101
Capitalized interest	1	2	3	8
Gain on investments, net	—	8	4	12
Other	5	10	8	27
Total other expense	(126)	(96)	(368)	(293)
LOSS BEFORE INCOME TAXES	(270)	(196)	(877)	(561)
Income tax benefit	13	53	54	136
NET LOSS	$(257)	$(143)	$(823)	$(425)

LOSS PER COMMON SHARE
Basic	$(0.68)	$(0.39)	$(2.20)	$(1.18)
Diluted	$(0.68)	$(0.39)	$(2.20)	$(1.18)

See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in millions)

	Three Months Ended September 30,
	2026	2025
NET LOSS	$(257)	$(143)
Changes in fair value of available-for-sale securities, net of reclassifications into earnings, net of taxes of $0 in each 2026 and 2025.	—	(5)
Total other comprehensive loss	—	(5)
COMPREHENSIVE LOSS	$(257)	$(148)

	Nine Months Ended September 30,
	2026	2025
NET LOSS	$(823)	$(425)
Changes in fair value of available-for-sale securities, net of reclassifications into earnings, net of taxes of $1 and $0 in 2026 and 2025, respectively.	2	—
Total other comprehensive income	2	—
COMPREHENSIVE LOSS	$(821)	$(425)
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(823)	$(425)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(60)	(147)
Depreciation and amortization	548	512
Gain on flight equipment transactions, net	(37)	(74)
Stock-based compensation	27	32
Changes in certain operating assets and liabilities	89	(29)
Other, net	(17)	(12)
Net cash used in operating activities	(273)	(143)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(575)	(742)
Pre-delivery deposits for flight equipment	(49)	(35)
Purchase of held-to-maturity investments	(29)	—
Proceeds from the sale and maturities of held-to-maturity investments	202	74
Purchase of available-for-sale securities	(94)	(420)
Proceeds from the sale of available-for-sale securities	86	1,895
Proceeds from flight equipment transactions	103	190
Other, net	8	(1)
Net cash (used in) provided by investing activities	(348)	961
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt, net of issuance costs	495	—
Proceeds from issuance of common stock	19	30
Repayment of long-term debt and finance lease obligations	(658)	(339)
Acquisition of treasury stock	(8)	(8)
Net cash used in financing activities	(152)	(317)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH AND RESTRICTED CASH EQUIVALENTS	(773)	501
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	2,295	2,148
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period (1)	$1,522	$2,649

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest, net	$(372)	$(306)
Cash proceeds (payments) for income taxes, net	3	(2)

NON-CASH TRANSACTIONS
Operating lease assets acquired under operating leases	$105	$426
Flight equipment acquired under finance leases	44	259

(1) Refer to the table below for a reconciliation of cash, cash equivalents, restricted cash, and restricted cash equivalents.

Cash and cash equivalents	$1,258	$2,410
Restricted cash and cash equivalents (2)	264	239
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$1,522	$2,649
(2) Restricted cash and restricted cash equivalents primarily consists of principal and interest payments held as a reserve associated with the financing of the TrueBlue® program, funds held for workers compensation obligations and various letters of credit.
See accompanying notes to condensed consolidated financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in millions)

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2026	540	$5	163	$(2,021)	$3,451	$151	$1	$1,587
Net loss	—	—	—	—	—	(257)	—	(257)
Stock compensation expense	—	—	—	—	7	—	—	7
Balance at September 30, 2026	540	$5	163	$(2,021)	$3,458	$(106)	$1	$1,337

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2025	525	$5	162	$(2,013)	$3,372	$1,037	$7	$2,408
Net loss	—	—	—	—	—	(143)	—	(143)
Other comprehensive loss	—	—	—	—	—	—	(5)	(5)
Stock compensation expense	—	—	—	—	10	—	—	10
Balance at September 30, 2025	525	$5	162	$(2,013)	$3,382	$894	$2	$2,270

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	532	$5	162	$(2,013)	$3,412	$717	$(1)	$2,120
Net loss	—	—	—	—	—	(823)	—	(823)
Other comprehensive income	—	—	—	—	—	—	2	2
Vesting of restricted stock units	4	—	1	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	27	—	—	27
Stock issued under crewmember stock purchase plan	4	—	—	—	19	—	—	19
Balance at September 30, 2026	540	$5	163	$(2,021)	$3,458	$(106)	$1	$1,337

	Common Stock Issued Shares Amount		Treasury Stock Shares Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2024	513	$5	160	$(2,005)	$3,320	$1,319	$2	$2,641
Net loss	—	—	—	—	—	(425)	—	(425)
Vesting of restricted stock units	4	—	2	(8)	—	—	—	(8)
Stock compensation expense	—	—	—	—	32	—	—	32
Stock issued under crewmember stock purchase plan	8	—	—	—	30	—	—	30
Balance at September 30, 2025	525	$5	162	$(2,013)	$3,382	$894	$2	$2,270

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
Note 2 - Revenue Recognition
The Company categorizes revenue recognized from contracts with its customers by revenue source as we believe it best depicts the nature, amount, timing, and uncertainty of our revenue and cash flow. The following table provides revenue recognized by revenue source for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Passenger revenue
Passenger travel	$2,418	$1,993	$6,576	$5,786
Loyalty revenue - air transportation	182	142	559	498
Other revenue
Loyalty and related revenue	148	133	436	382
Other revenue	64	54	178	152
Total operating revenue	$2,812	$2,322	$7,749	$6,818
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Contract Liabilities
Our contract liabilities primarily consist of ticket sales for which transportation has not yet been provided, unused credits available to customers, and outstanding loyalty points available for redemption (in millions):

	September 30, 2026	December 31, 2025
Air traffic liability - passenger travel (1)	$1,328	$1,123
Air traffic liability - loyalty program (air transportation)	1,342	1,227
Deferred revenue - passenger travel and loyalty program travel (2)	286	334
Deferred revenue - other (3)	28	25
Total	$2,984	$2,709

(1) The balances as of September 30, 2026 and December 31, 2025 include a $2 million liability related to long term travel credits recognized within other liabilities on our consolidated balance sheets.
(2) Included within other accrued liabilities and other liabilities on our consolidated balance sheets.
(3) Included within air traffic liability on our consolidated balance sheets.
During the nine months ended September 30, 2026 and 2025, we recognized passenger revenue of $1.2 billion and $1.1 billion, respectively, which was included in passenger travel liability at the beginning of the respective periods.
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
The table below presents the activity of the current and non-current air traffic liability for our loyalty program, and includes points earned and sold to participating companies for the nine months ended September 30, 2026 and 2025 (in millions):

Balance at December 31, 2025	$1,227
TrueBlue® points redeemed passenger	(564)
TrueBlue® points redeemed other	(41)
TrueBlue® points earned and sold	720
Balance at September 30, 2026	$1,342

Balance at December 31, 2024	$1,125
TrueBlue® points redeemed passenger	(498)
TrueBlue® points redeemed other	(29)
TrueBlue® points earned and sold	582
Balance at September 30, 2025	$1,180
The timing of our TrueBlue® point redemptions can vary; however, the majority of points are redeemed within approximately two years of the date of issuance.
Note 3 - Long-term Debt, Short-term Borrowings, and Finance Lease Obligations
During the nine months ended September 30, 2026, we made principal payments of $658 million on our outstanding debt and finance lease obligations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
At September 30, 2026, we had pledged aircraft, engines, other equipment, and facilities assets with a net book value of $8.0 billion as security under various financing arrangements. In addition, certain TrueBlue® program assets have been pledged as part of the financing of the TrueBlue® program.
At September 30, 2026, scheduled maturities of our long-term debt and finance lease obligations, net of debt issuance costs, for the next five years were as follows (in millions):

Year	Total
Remainder of 2026	$152
2027	477
2028	582
2029	1,835
2030	656
Thereafter	4,691
Total	$8,393
Long-term debt and finance lease obligations at September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Secured Debt
Fixed rate special facility bonds, due through 2036	$43	$43
Fixed rate enhanced equipment notes:
2019-1 Series AA, due through 2032	409	424
2019-1 Series A, due through 2028	128	132
2019-1 Series B, due through 2027	38	45
2020-1 Series A, due through 2032	407	428
2020-1 Series B, due through 2028	73	82
Fixed rate equipment notes, due through 2036	573	127
Floating rate equipment notes, due through 2036 (1)	619	673
Aircraft failed sale-leaseback transactions, due through 2036 (1)	2,011	2,103
TrueBlue® senior secured notes, due through 2031	1,991	1,990
TrueBlue® senior secured term loan facility, due through 2029 (1)	742	744
Finance leases	421	449
Unsecured Debt
Unsecured CARES Act Payroll Support Program loan, due through 2030	259	259
Unsecured Consolidated Appropriations Act Payroll Support Program Extension loan, due through 2031	144	144
Unsecured American Rescue Plan Act of 2021 Payroll Support loan, due through 2031	132	132
0.50% convertible senior notes, due through 2026	—	325
2.50% convertible senior notes, due through 2029	460	460
Total debt and finance lease obligations	$8,450	$8,560
Less: Debt issuance costs	(57)	(62)
Less: Current maturities	(482)	(769)
Long-term debt and finance lease obligations	$7,911	$7,729
(1) Certain debt bears interest at a floating rate equal to Secured Overnight Financing Rate ("SOFR"), plus a margin.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The carrying amounts and estimated fair values of our long-term debt and finance lease obligations, net of debt issuance costs, at September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
Total Debt	$8,393	$7,620	$8,498	$7,829
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
Fixed Rate Equipment Notes
On April 14, 2026, the Company entered into an agreement providing for up to $500 million in debt financing, secured by certain owned A321, A320, and A220 aircraft. As of September 30, 2026, the Company had borrowed an aggregate of $500 million under the agreement. The borrowings have maturities ranging from 2033 through 2036 and interest rates based on U.S. Treasury rates plus an applicable margin. In addition, the agreement provides for $250 million in incremental aircraft-secured financing beyond the initial $500 million commitment. During the third quarter of 2026, the Company satisfied the applicable requirements to access this additional financing, including delivery of the required advance notice. Funding is expected in the fourth quarter of 2026, subject to the completion of customary funding mechanics.
Short-term Borrowings
Citibank Line of Credit
We have a revolving credit facility with Citibank for $600 million. This facility bears interest at a rate equal to the Alternate Base Rate ("ABR") plus a margin or SOFR plus a margin. The facility has a maturity of October 21, 2029.
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
As of and for the periods ended September 30, 2026 and December 31, 2025, we did not have a balance outstanding or any borrowings under the facility.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Morgan Stanley Line of Credit
We have a revolving line of credit with Morgan Stanley for up to approximately $200 million. This line of credit is secured by a portion of our investment securities held by Morgan Stanley and the amount available to us under this line of credit may vary accordingly. This line of credit bears interest at a floating rate based upon SOFR (or such replacement index as the bank shall determine from time to time in accordance with the terms of the agreement), plus a margin. As of and for the periods ended September 30, 2026 and December 31, 2025, we did not have a balance outstanding or any borrowings under this line of credit.
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
Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 8.1 million and 5.6 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Anti-dilutive common stock equivalents excluded from the computation of diluted loss per share amounts were 7.6 million for each of the nine months ended September 30, 2026 and 2025.
The following table shows how we computed basic and diluted loss per common share for the three and nine months ended September 30, 2026 and 2025 (dollars and share data in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(257)	$(143)	$(823)	$(425)

Weighted average basic shares	377.3	363.7	374.7	359.7
Effect of dilutive securities	—	—	—	—
Weighted average diluted shares	377.3	363.7	374.7	359.7

Loss per common share
Basic	$(0.68)	$(0.39)	$(2.20)	$(1.18)
Diluted	$(0.68)	$(0.39)	$(2.20)	$(1.18)
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
For the three and nine months ended September 30, 2026, we recorded an income tax benefit of $13 million and $54 million, respectively, resulting in an effective tax rate of 5.1% and 6.2%, respectively. The forecasted annual effective tax rate differs from the U.S. federal statutory rate primarily due to state income taxes, foreign income taxes, permanent book-tax differences, and the impact of a valuation allowance recorded against certain deferred tax assets. Our deferred tax assets primarily relate to net operating loss ("NOL") carryforwards. Our ability to use our NOL and other carryforwards depends on the amount of taxable income generated in future periods. In evaluating the realizability of the deferred tax assets, we assess whether it is more likely than not that some portion, or all, of the deferred tax assets will be realized. We consider, among other things, the generation of future taxable income from the reversals of deferred tax liabilities, during the periods in which the related temporary differences will become deductible.

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
Total 401(k) company match and non-elective crewmember contribution expense for the three months ended September 30, 2026 and 2025 was $81 million and $75 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $232 million and $224 million, respectively.
Note 7 - Commitments and Contingencies
Flight Equipment Commitments
As of September 30, 2026, our committed expenditures for aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery deposits, are set forth in the table below (in millions):

Flight Equipment Commitments
Year	Total
Remainder of 2026	$185
2027	385
2028	457
2029	445
2030	379
Thereafter	3,521
Total	$5,372
Our committed aircraft deliveries as of September 30, 2026 include the following aircraft:

Flight Equipment Deliveries (1)
Year	Airbus A220	Airbus A321neo	Total
Remainder of 2026	4	—	4
2027	7	—	7
2028	9	—	9
2029	10	—	10
2030	2	2	4
Thereafter	1	42	43
Total (2)	33	44	77

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
(2) In addition, we have options to purchase 20 A220-300 aircraft in 2028 through 2030.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. During the nine months ended September 30, 2026, we completed the sale of our remaining owned Embraer E190 airframes and engines and continued to sell related spare parts, and recorded a net gain of $28 million, which is included in other operating expenses in our consolidated statements of operations. We also returned our remaining leased E190 aircraft.
Held for Sale
As of September 30, 2026 and December 31, 2025, we had $165 million and $138 million, respectively, classified as held for sale within prepaid expenses and other in current assets on the consolidated balance sheets. The amounts included in held for sale are primarily related to two Airbus A321 neo XLR variant aircraft, two IAE V2500 engines, as well as Embraer E190 spare parts expected to be sold within one year.
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
As of September 30, 2026, we had $264 million in restricted cash and cash equivalents. We held $74 million of restricted cash equivalents as a reserve for principal and interest payments associated with the financing of the TrueBlue® program. We also had $58 million for letters of credit relating to a certain number of our leases, which will expire at the end of the related lease terms as well as a $65 million letter of credit relating to our 5% ownership in JFK Millennium Partners ("JMP"), a private entity that is financing, developing, and operating JFK Terminal 6. The letters of credit are included in restricted cash and cash equivalents on the consolidated balance sheets. Additionally, we had $67 million cash pledged primarily related to funds held for workers compensation obligations and other business partner agreements, which will expire according to the terms of the related agreements.
Labor Unions and Non-Unionized Crewmembers
As of September 30, 2026, 49% of our active full-time equivalent crewmembers were represented by labor unions. The pilot and inflight crewmember groups, which represents 21% and 28% of our active full-time equivalent crewmembers, respectively, are covered by a collective bargaining agreement ("CBA").
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
In November 2025, TWU filed a petition with the NMB seeking to represent the Company's dispatchers, air traffic

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
controllers, and system controllers. The NMB authorized an election which ran from January 15, 2026 through February 26, 2026. The dispatchers, air traffic controllers, and system controllers voted for TWU representation. Contract negotiations for an initial contract will begin in December 2026.
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
Non-Unionized Crewmembers
We enter into individual employment agreements with each of our non-unionized FAA-licensed crewmembers, which include technicians and inspectors. Each employment agreement is for a term of five years and automatically renews for an additional five years unless either the crewmember or we elect not to renew it by giving at least 90 days' notice before the end of the relevant term. Pursuant to these agreements, these crewmembers can only be terminated for cause. In the event of a downturn in our business that would require a reduction in work hours, we are obligated to pay these crewmembers a guaranteed level of income and to continue their benefits if they do not obtain other aviation employment.
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
In July 2020, JetBlue and American Airlines Group, Inc. ("American") entered into the Northeast Alliance ("NEA"), which was permanently enjoined effective August 18, 2023 following an antitrust challenge by the U.S. Department of Justice and the Attorney General of six states and the District of Columbia. The wind down of the NEA is substantially complete. The matters described below arise out of, or relate to, the NEA. Both of the matters below remain subject to uncertainties inherent in litigation.
In December 2022 and February 2023, four putative class actions lawsuits were filed in the United States District Court for the Eastern District of New York ("EDNY") and the United States District Court for the District of Massachusetts, alleging that JetBlue and American violated U.S. antitrust law in connection with the NEA. These cases were consolidated in the EDNY. Among other things, plaintiffs seek injunctive relief and monetary damages on behalf of a claimed putative class of direct purchasers of airline tickets from JetBlue and American and, in certain cases, other airlines on flights to or from NEA airports from July 16, 2020 through the period the NEA was in effect and also to the alleged anticompetitive effects of the defendants' conduct ceases. Fact discovery is complete, and in early July 2026, the plaintiffs filed a petition with the EDNY to certify the putative class they allege was damaged. On October 9, 2026, the Company and American filed a brief opposing that class certification, as well as a motion seeking to disqualify the plaintiffs' expert. The Company continues to defend the matter vigorously, and continues to believe these lawsuits are without merit. As of September 30, 2026, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss, if any, cannot be made.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On April 28, 2025, American filed a lawsuit against the Company in the Business Court of Tarrant County, Texas, alleging breach of contract under a revenue-sharing agreement related to the NEA and seeking monetary damages that American claims are owed for operations between April 1, 2022 to July 18, 2023. The Company disputes the allegations, believes it has strong defenses to the claims alleged and intends to defend the matter vigorously. The Company has recorded an accrual for this matter based on its current assessment of the probable and reasonably estimable loss.
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
The following is a listing of our assets required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$877	$14	$—	$891
Restricted cash equivalents	74	—	—	74
Available-for-sale investment securities	—	70	6	76

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,628	$18	$—	$1,646
Restricted cash equivalents	72	—	—	72
Available-for-sale investment securities	—	60	7	67
Refer to Note 3 for fair value information related to our outstanding debt obligations as of September 30, 2026 and December 31, 2025.
Cash Equivalents and Restricted Cash Equivalents
Our cash equivalents include money market securities and commercial paper that are readily convertible into cash, have maturities of three months or less when purchased, and are considered to be highly liquid and easily tradable. The money market securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The fair value of commercial paper is based on observable inputs in non-active markets, which is therefore classified as Level 2 in the hierarchy. Restricted cash equivalents are composed of money market securities held as a reserve for principal and interest payments associated with the financing of the TrueBlue® program.
Available-for-Sale Investment Securities
Our available-for-sale investment securities include investments such as commercial paper and convertible debt securities. The fair value of commercial paper is based on observable inputs in non-active markets, which is therefore classified as Level 2 in the hierarchy. The fair value of convertible debt securities is based on unobservable inputs and is classified as Level 3 in the hierarchy.

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
We do not intend to sell these investment securities prior to maturity.
The carrying value and estimated fair value of our held-to-maturity investment securities were as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Held-to-maturity investment securities	$292	$289	$464	$464
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
The aggregate carrying values of our short-term and long-term debt investment securities consisted of the following at September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Available-for-sale investment securities
Commercial paper	$70	$60
Debt securities	6	7
Total available-for-sale investment securities	76	67
Held-to-maturity investment securities
Corporate bonds	292	464
Total held-to-maturity investment securities	292	464
Total investment in debt securities	$368	$531
We use the specific identification method to determine the cost of our available-for-sale securities. Refer to Note 8 for an explanation of the fair value hierarchy structure.
We recorded a gain of $1 million on our available-for-sale securities in gain on investments, net on our consolidated statements of operations during each of the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, we recorded a gain of $7 million and $12 million on our available-for-sale securities in gain on investments, net on our consolidated statements of operations. We recorded a loss of $1 million on our held-to-maturity investment securities during the three and nine months ended September 30, 2026, which was included in gain on investments, net on our consolidated statements of operations. We did not record any material gains or losses on our held-to-maturity investment securities during the three and nine months ended September 30, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Equity Investments
The aggregate carrying values of our equity investments are recorded in other assets on the consolidated balance sheets and consist of the following at September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Equity method investments (1)	$119	$109
JetBlue Ventures equity investments (2)	88	89
TWA Flight Center (3)	13	13
Total equity investments	$220	$211
(1) We have the ability to exercise significant influence over these investments and therefore they are accounted for using the equity method in accordance with Topic 323, Investments - Equity Method and Joint Ventures of the FASB Codification. Our share of our equity method investees' financial results is included in other income on our consolidated statements of operations.
(2) Our wholly owned subsidiary JetBlue Technology Ventures, LLC ("JBV") has equity investments in emerging companies which do not have readily determinable fair values. In accordance with Topic 321, Investments - Equity Securities of the FASB Codification, we account for these investments using a measurement alternative which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer. Refer to the table below for investment gain (loss) activity during the three and nine months ended September 30, 2026 and 2025.
(3) We have an approximately 9% ownership interest in the TWA Flight Center Hotel at JFK, which is accounted for under the measurement alternative described above. We did not record any material gains or losses on our TWA Flight Center Hotel during the three and nine months ended September 30, 2026 and 2025.
The realized and unrealized gain (loss) on equity investments for the three and nine months ended September 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
JBV Equity Investments
Realized gain (loss) recognized in gain on investments, net	$—	$(1)	$1	$(4)
Unrealized gain recognized in gain on investments, net	—	1	3	2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10 - Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) includes changes in fair value of our unrealized gain (loss) on available-for-sale securities. A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the three months ended September 30, 2026 and 2025 is as follows (in millions):

Available-for-sale securities
Balance of accumulated income, at June 30, 2026	$1
Reclassifications into earnings, net of taxes of $0	(1)
Change in fair value, net of taxes of $0	1
Balance of accumulated income, at September 30, 2026	$1

Balance of accumulated income, at June 30, 2025	$7
Reclassifications into earnings, net of taxes of $(3)	(5)
Change in fair value, net of taxes of $3	—
Balance of accumulated income, at September 30, 2025	$2
A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes for the nine months ended September 30, 2026 and 2025 is as follows (in millions):

Available-for-sale securities
Balance of accumulated loss, at December 31, 2025	$(1)
Reclassifications into earnings, net of taxes of $0	—
Change in fair value, net of taxes of $1	2
Balance of accumulated income, at September 30, 2026	$1

Balance of accumulated income, at December 31, 2024	$2
Reclassifications into earnings, net of taxes of $(3)	(10)
Change in fair value, net of taxes of $3	10
Balance of accumulated income, at September 30, 2025	$2

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JETBLUE AIRWAYS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 11 - Special Items
The following is a listing of special items presented on our consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Special items
Litigation reserve adjustment (1)	$33	$—	$33	$—
Severance expenses (2)	—	3	—	27
Other special items	—	2	—	2
Total special items	$33	$5	$33	$29
(1) For the three and nine months ended September 30, 2026, expense relates to the remeasurement of a litigation reserve based upon an updated estimate of probable loss.
(2) For the three months ended September 30, 2025, expenses relate to severance and benefits costs associated with restructuring of certain workgroups. Expenses for the nine months ended September 30, 2025 also include benefit costs associated with the Company's pilot early retirement program.
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
Geographic Region Information
Operating revenues are allocated to geographic regions, as defined by the Department of Transportation ("DOT"), based upon the origination and destination of each flight segment. As of September 30, 2026, we served 29 locations in the Caribbean and Latin American region, or Latin America as defined by the DOT. We also served nine destinations in Europe, or Atlantic as defined by the DOT. We include the three destinations in Puerto Rico and two destinations in the U.S. Virgin Islands in our Caribbean and Latin America allocation of revenues. We have reflected these locations within the Caribbean and Latin America region in the table below. Operating revenues by geographic regions for the three and nine months ended September 30, 2026 and 2025 are summarized below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Domestic & Canada	$1,625	$1,285	$4,684	$4,025
Caribbean & Latin America	988	870	2,631	2,421
Atlantic	199	167	434	372
Total operating revenue	$2,812	$2,322	$7,749	$6,818

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
OVERVIEW
Third Quarter 2026 Results
In the third quarter of 2026, we had an operating loss of $144 million and an operating margin of (5.1)%, compared to an operating loss of $100 million and operating margin of (4.3)% in the 2025 period. The increase in operating loss was primarily driven by significantly higher fuel prices, with average fuel price per gallon for the quarter increasing 57.4% year-over-year. Operating results were also impacted by disruptions resulting from severe weather and air traffic control constraints across our core Northeast markets, which reduced completed capacity and increased crew and other operating costs. These pressures were partially offset by higher revenue driven by resilient demand and higher fares. Despite significantly higher fuel prices and operational disruptions, adjusted operating margin (1), a non-GAAP financial measure that excludes special items, improved to (3.9)% in the third quarter of 2026 from (4.1)% in the third quarter of 2025.
As we progressed through the third quarter of 2026, demand remained resilient across our network despite higher fares, with strength across the booking curve, including peak and off-peak periods. Revenue growth was primarily driven by higher yields, supported in part by improvements in our revenue management technology, while customer volumes remained relatively resilient.
Our third quarter 2026 highlights include the following:
•Third quarter 2026 system available seat miles ("ASMs" or "capacity") increased by 2.3% year-over-year.
•Operating revenue for the third quarter of 2026 was $2.8 billion, a 21.1% increase year-over-year.
•Operating expense for the third quarter of 2026 was $3.0 billion, a 22.1% increase year-over-year.
•Operating expense, excluding special items (1) for the third quarter of 2026 was $2.9 billion, a 20.9% increase year-over-year.
•Operating expense per available seat mile ("CASM") for the third quarter of 2026 increased by 19.4% year-over-year to 17.12 cents compared to the third quarter of 2025.
•Excluding fuel, special items, and operating expenses related to our non-airline businesses, our cost per available seat mile ("CASM ex-fuel") (1) increased by 7.0% to 11.78 cents in the third quarter of 2026 compared to the third quarter of 2025.
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
Reliable and Caring Service
We remain focused on delivering safe, reliable, and caring service for our customers. During the third quarter of 2026, our operations were impacted by a challenging summer operating environment, including severe weather and air traffic control constraints across our core Northeast markets, which reduced completed capacity and increased crew and other operating costs. Throughout these challenges, our crewmembers remained focused on caring for our customers and recovering our operations. We continue to work with the FAA to support longer-term improvements to the air traffic control system aimed at reducing delays.
Best East Coast Leisure Network
We are focused on high-performing leisure, visiting-friends-and-relatives and transcontinental routes in core geographies like New York, New England, Florida, and Puerto Rico.
During the third quarter, we continued executing our strategy to build the best East Coast leisure network. As part of these efforts, we continued expanding our presence in Fort Lauderdale, where customer demand remained strong despite significant capacity growth, with third-quarter revenue per available seat mile ("RASM") increasing nearly 15% year-over-year on more than 65% capacity growth. We continued adding destinations and frequencies to expand travel options and connecting opportunities, with peak daily departures expected to exceed 150 in the fourth quarter of 2026. This performance reinforces our strategy of concentrating growth in markets where we see opportunities to build scale and generate attractive returns.
Additionally, during the third quarter, we were selected as the successful bidder to acquire 22 operating authorizations (slots) previously operated by Spirit Airlines at New York's LaGuardia Airport. Following receipt of regulatory approval, the Company completed the acquisition in October 2026.
Products and Perks Customers Value
During the third quarter of 2026, we continued to enhance our products and services through the expansion of our premium offerings, loyalty program, and strategic partnerships. We also completed the transition to a new revenue management system designed to improve forecasting and optimize revenue across our network, including Mint® and connecting itineraries.
We continued advancing our Blue Sky collaboration with United Airlines, providing customers with expanded travel options and reciprocal loyalty benefits. Since the partnership launched, TrueBlue® members have redeemed more than 1.1 billion points on United flights. Paisly also continued expanding its travel platform offerings, including car rentals through MileagePlus Travel. Hotels and travel insurance are expected to launch before the end of 2026, followed by flight-and-hotel packages and cruises in the first half of 2027.
Our loyalty program continued to build momentum during the third quarter, with loyalty revenue increasing approximately 20% year-over-year. Following the refresh of our Premier Card, acquisitions increased more than eightfold year-over-year, while spending across our co-brand portfolio grew double digits. We also continued enhancing our premium customer experience through investments such as the opening of our BlueHouse™ lounge in Boston, creating additional opportunities to deepen customer engagement.
Additionally, BlueFirst™, our new domestic first-class product and largest JetForward initiative, is now available for sale across more than 30 routes, with service expected to begin in December 2026 between Boston and Fort Lauderdale before expanding to additional routes. The majority of aircraft retrofits are expected to be completed by the end of 2027, with the earnings contribution from the product expected to continue building through 2028 and beyond.
A Secure Financial Future
To secure our financial future, we remain focused on preserving liquidity, maintaining cost discipline, and proactively managing our balance sheet.
During the third quarter, elevated fuel prices and operational disruptions presented additional cost pressures. Geopolitical developments, including continued conflict in the Middle East, contributed to volatility in global energy markets and higher aircraft fuel prices, adversely affecting our operating results. Fuel prices remain subject to significant volatility based on geopolitical developments, global supply and demand, refining capacity, and other factors outside of our control.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Against this backdrop, and amid continued macroeconomic uncertainty, we remained focused on managing the factors within our control, including disciplined capacity deployment, commercial initiatives, and cost management. Our JetForward cost initiatives continue to focus on improving operational efficiency and productivity through business partner spend management, improved crew utilization, and technology modernization.
Additionally, during the third quarter of 2026, the Company satisfied the applicable requirements to access the additional $250 million in financing under its existing aircraft-secured financing agreement, including delivery of the required advance notice. The financing is expected to fund in the fourth quarter of 2026, subject to the completion of customary funding mechanics. We continue to take a disciplined and proactive approach to managing our balance sheet, with a focus on maintaining liquidity and financial flexibility.
We remain on track to achieve our 2026 JetForward targets and continue to focus on returning to sustained operating profitability in 2027. We also remain focused on disciplined capital investment, with annual capital expenditures expected to remain below $1 billion through the end of the decade. These priorities are intended to support improved profitability, positive free cash flow, and balance sheet strengthening over time.
Liquidity
At September 30, 2026, we had $2.2 billion in liquidity, which includes $1.6 billion in unrestricted cash, cash equivalents, and investment securities and our $600 million undrawn Citibank line of credit.
Pratt & Whitney
In July 2023, Pratt & Whitney, a division of RTX Corporation, announced the requirement, mandated by the FAA, for removal of certain engines for inspection due to a rare condition involving powdered metal used in the production of certain engine parts on the PW1100G and PW1500G engine types. These engines power our Airbus A321neo and Airbus A220 fleets. The powdered metal affects engines manufactured between October 2015 and September 2021. Those engines are now required to be inspected after they have reached a reduced number of cycles dependent on the fleet type. As a result of these required inspections and other engine durability deficiencies, as of September 30, 2026, we had two aircraft grounded due to lack of engine availability. The Company currently expects each removed engine to take approximately 170 days for the PW1500G engines and approximately 270 days for the PW1100G engines to complete a shop visit and return to a serviceable condition. We believe we are past the peak number of groundings and expect the number of aircraft on the ground due to lack of engine availability to remain in the single digits for the remainder of 2026.
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
These credits are accounted for as vendor consideration under ASC 705-20 and are allocated to qualifying purchases through December 31, 2027 based on our estimated eligible spend for applicable goods and services during that period. Credits associated with operating expenditures are recognized as reductions of the related operating expenses, while credits associated with capital expenditures are recognized as reductions of the cost basis of the related assets.
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. During the nine months ended September 30, 2026, we completed the sale of our remaining owned Embraer E190 airframes and engines and continued to sell related spare parts, and recorded a net gain of $28 million, which is included in other operating expenses in our consolidated statements of operations. We also returned our remaining leased E190 aircraft.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 vs. 2025
Overview
We reported a net loss of $257 million, operating loss of $144 million and an operating margin of (5.1)% for the three months ended September 30, 2026. This compares to a net loss of $143 million, an operating loss of $100 million and an operating margin of (4.3)% for the three months ended September 30, 2025. Our loss per share was $0.68 for the third quarter of 2026 compared to a loss per share of $0.39 for the same period in 2025. Net loss increased $114 million year-over-year primarily due to elevated fuel prices as well as higher salaries, wages and benefits, largely attributable to operational disruptions, as well as a lower current year income tax benefit. The increases in expense were partially offset by higher revenue driven by stronger demand and higher fares.
Our reported results for the three months ended September 30, 2026 and 2025 included the effects of special items and certain gains on investments. Adjusting for these items, our adjusted net loss (1) was $226 million, adjusted operating loss (1) was $111 million, adjusted operating margin (1) was (3.9)%, and adjusted loss per share (1) was $0.60 for the three months ended September 30, 2026. This compares to an adjusted net loss (1) of $144 million, adjusted operating loss (1) of $95 million, adjusted operating margin (1) of (4.1)%, and adjusted loss per share (1) of $0.40 for the three months ended September 30, 2025.

Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2026	2025	$	%
Passenger revenue	$2,600	$2,135	$465	21.8%
Other revenue	212	187	25	13.4
Total operating revenues	$2,812	$2,322	$490	21.1%

Average fare	$245.11	$205.67	$39.44	19.2%
Yield per passenger mile (cents)	18.01	14.86	3.15	21.2
Passenger revenue per ASM (cents)	15.06	12.65	2.41	19.1
Operating revenue per ASM (cents)	16.28	13.75	2.53	18.4
Average stage length (miles)	1,289	1,317	(28)	(2.1)
Revenue passengers (thousands)	10,607	10,381	226	2.2
Revenue passenger miles (millions)	14,439	14,372	67	0.5
Available seat miles (ASMs) (millions)	17,268	16,884	384	2.3
Load factor	83.6%	85.1%		(1.5)	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore®. Passenger revenue increased 21.8% for the three months ended September 30, 2026 compared to the same period in 2025. This was mainly driven by a 21.2% higher yield and a 2.2% increase in revenue passengers compared to the prior period.
Other revenue increased $25 million, or 13.4%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions, charters, advertising, and lounge revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2026	2025	$	%	2026	2025	% Change
Aircraft fuel	$868	$539	$329	61.0%	5.03	3.19	57.5%
Salaries, wages and benefits	946	865	81	9.4	5.48	5.12	6.9
Landing fees and other rents	199	179	20	11.1	1.15	1.06	8.7
Depreciation and amortization	186	173	13	7.4	1.08	1.03	5.1
Aircraft rent	19	21	(2)	(8.3)	0.11	0.12	(10.4)
Sales and marketing	92	78	14	17.2	0.53	0.46	14.5
Maintenance, materials and repairs	204	210	(6)	(2.3)	1.18	1.24	(4.5)
Special items	33	5	28	NM (1)	0.19	0.03	NM
Other operating expenses	409	352	57	15.9	2.37	2.09	13.4
Total operating expenses	$2,956	$2,422	$534	22.1%	17.12	14.34	19.4%
(1) Not meaningful or greater than 100% change.
Aircraft Fuel
Aircraft fuel increased by $329 million, or 61.0%, for the three months ended September 30, 2026 compared to the same period in 2025. The average fuel price increased by 57.4% to $3.91 per gallon and fuel consumption increased by 2.3%, or 5 million gallons.
Salaries, wages and benefits
Salaries, wages and benefits increased by $81 million or 9.4%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by higher overtime and incentive pay due to operational disruptions as well as pay rate increases.
Landing Fees and Other Rents
Landing fees and other rents increased by $20 million, or 11.1%, for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to rate increases in certain cities.
Depreciation and Amortization
Depreciation and amortization increased by $13 million, or 7.4%, for the three months ended September 30, 2026 compared to the same period in 2025. This increase was primarily driven by the induction of new aircraft and spare engines, partially offset by the retirement of the Embraer E190 fleet as part of the Company's fleet transition plan.
Aircraft Rent
Aircraft rent decreased by $2 million, or 8.3%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. As part of the Company's fleet transition plan, Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor. The decrease was partially offset by an increase in the number of leased engines.
Sales and Marketing
Sales and marketing increased by $14 million, or 17.2%, in the three months ended September 30, 2026 compared to the same period in 2025, primarily due to higher credit card fees as a result of the increase in passenger revenue.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
For the three months ended September 30, 2026, special items consisted of a $33 million adjustment to litigation reserves. For the three months ended September 30, 2025, special items consisted of $3 million relating to severance expenses and $2 million relating to other special items.
Other Operating Expenses
Other operating expenses increased by $57 million, or 15.9%, in the three months ended September 30, 2026 compared to the same period in 2025. The increase was driven by lower net gains on asset sale transactions, primarily related to E190 aircraft and engine sales, as well as higher airport-related costs due to contractual rate increases and network changes. The increase also reflects higher costs associated with operational disruption events.

Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Three Months Ended September 30,		Year-over-Year Change
	2026	2025	$	%
Interest expense	$(149)	$(146)	$(3)	2.3%
Interest income	17	30	(13)	(45.4)
Capitalized interest	1	2	(1)	(32.0)
Gain on investments, net	—	8	(8)	(94.3)
Other	5	10	(5)	(53.2)
Total other expense	$(126)	$(96)	$(30)	32.2%
Interest Income
Interest income decreased by $13 million, or 45.4%, for the three months ended September 30, 2026 compared to the same period in 2025, driven by lower short-term investment balances.
Gain on investments, net
Gain on investments, net decreased by $8 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to lower current year realized gains from maturities of available-for-sale securities.
Other
Other income decreased by $5 million, or 53.2%, for the three months ended September 30, 2026 compared to the same period in 2025. This decrease was primarily due to lower income recorded related to our share of equity method investees' financial results compared to the prior year.
Income Taxes
For the three months ended September 30, 2026, we recorded an income tax benefit of $13 million, compared to an income tax benefit of $53 million for the same period in 2025, with the decrease primarily due to a valuation allowance included in our forecasted annual effective tax rate that offsets most of the income tax benefit for the current period.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2026 vs. 2025
Overview
We reported a net loss of $823 million, an operating loss of $509 million and an operating margin of (6.6)% for the nine months ended September 30, 2026. This compares to a net loss of $425 million, an operating loss of $268 million and an operating margin of (3.9)% for the nine months ended September 30, 2025. Our loss per share was $2.20 for the nine months ended September 30, 2026 compared to a loss per share of $1.18 for the same period in 2025. Net loss increased $398 million year-over-year primarily due to an increase in fuel expense and higher salaries, wages and benefits and other operating expenses, largely attributable to operational disruption events during the year, lower current year net gains related to asset sale transactions, as well as a lower current year income tax benefit. The increases in expense were partially offset by higher revenue driven by stronger demand and higher fares.
Our reported results for the nine months ended September 30, 2026 and 2025 included the effects of special items and certain gains on investments. Adjusting for these items, our adjusted net loss (1) was $795 million, adjusted operating loss (1) was $476 million, adjusted operating margin (1) was (6.1)%, and adjusted loss per share (1) was $2.12 for the nine months ended September 30, 2026. This compares to an adjusted net loss (1) of $412 million, adjusted operating loss (1) of $239 million, adjusted operating margin (1) of (3.5)%, and adjusted loss per share (1) of $1.15 for the nine months ended September 30, 2025.
Operating Revenues

(Revenues in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2026	2025	$	%
Passenger revenue	$7,135	$6,284	$851	13.6%
Other revenue	614	534	80	14.8
Total operating revenues	$7,749	$6,818	$931	13.7%

Average fare	$234.59	$212.16	$22.43	10.6%
Yield per passenger mile (cents)	17.30	15.48	1.82	11.8
Passenger revenue per ASM (cents)	14.33	12.79	1.54	12.1
Operating revenue per ASM (cents)	15.57	13.88	1.69	12.2
Average stage length (miles)	1,298	1,308	(10)	(0.8)
Revenue passengers (thousands)	30,416	29,618	798	2.7
Revenue passenger miles (millions)	41,237	40,600	637	1.6
Available seat miles (ASMs) (millions)	49,778	49,126	652	1.3
Load factor	82.8%	82.6%		0.2	pts.
Passenger revenue is our primary source of revenue, which includes seat revenue and baggage fees, as well as revenue from our ancillary product offerings such as EvenMore®. Passenger revenue increased 13.6% for the nine months ended September 30, 2026 compared to the same period in 2025. This was mainly driven by a 11.8% higher yield and a 2.7% increase in revenue passengers compared to the prior period.
Other revenue increased $80 million, or 14.8%, primarily due to higher customer spend related to loyalty revenue from the non-transportation elements of the sale of TrueBlue® points. Other revenue also includes revenue from the sale of vacation packages, airport concessions, charters, advertising, and lounge revenue.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Expenses
In detail, our operating costs per ASM, were as follows:

(in millions; per ASM data in cents; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change		Cents per ASM
	2026	2025	$	%	2026	2025	% Change
Aircraft fuel	$2,352	$1,554	$798	51.4%	4.73	3.16	49.4%
Salaries, wages and benefits	2,717	2,579	138	5.3	5.46	5.24	4.0
Landing fees and other rents	551	509	42	8.2	1.10	1.04	6.8
Depreciation and amortization	548	512	36	6.9	1.10	1.04	5.5
Aircraft rent	49	60	(11)	(18.2)	0.10	0.12	(19.2)
Sales and marketing	252	225	27	12.1	0.50	0.46	10.6
Maintenance, materials and repairs	602	598	4	0.7	1.21	1.22	(0.6)
Special items	33	29	4	17.2	0.07	0.06	15.7
Other operating expenses	1,154	1,020	134	13.2	2.32	2.08	11.7
Total operating expenses	$8,258	$7,086	$1,172	16.5%	16.59	14.42	15.0%
Aircraft Fuel
Aircraft fuel increased by $798 million, or 51.4%, for the nine months ended September 30, 2026 compared to the same period in 2025. The average fuel price increased by 50.2% to $3.73 per gallon while fuel consumption was relatively consistent with the prior-year period.
Salaries, wages and benefits
Salaries, wages and benefits increased by $138 million or 5.3%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily driven by pay rate increases and higher overtime and incentive pay due to operational disruptions.
Landing Fees and Other Rents
Landing fees and other rents increased by $42 million, or 8.2%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to rate increases in certain cities.
Depreciation and Amortization
Depreciation and amortization increased by $36 million, or 6.9%, for the nine months ended September 30, 2026 compared to the same period in 2025. This increase was primarily driven by the induction of new aircraft and spare engines, partially offset by the retirement of the Embraer E190 fleet as part of the Company's fleet transition plan.
Aircraft Rent
Aircraft rent decreased by $11 million, or 18.2%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to fewer leases for Airbus A320 aircraft and Embraer E190 aircraft. As part of the Company's fleet transition plan, Embraer E190 aircraft leases reached their lease expiration and were returned to the lessor. The decrease was partially offset by an increase in the number of leased engines.
Sales and Marketing
Sales and marketing increased by $27 million, or 12.1%, in the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to higher credit card fees as a result of the increase in passenger revenue.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Items
For the nine months ended September 30, 2026, special items consisted of a $33 million adjustment to litigation reserves. For the nine months ended September 30, 2025, special items consisted of $27 million relating to severance expenses and $2 million relating to other special items.
Other Operating Expenses
Other operating expenses increased by $134 million, or 13.2%, in the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by lower net gains on asset sale transactions, reflecting fewer sale-leaseback transactions compared to the prior year, as well as higher airport-related costs due to contractual rate increases and network changes. The increase also reflects higher costs associated with operational disruption events.
Other Income (Expense)

(in millions; percent changes based on unrounded numbers)	Nine Months Ended September 30,		Year-over-Year Change
	2026	2025	$	%
Interest expense	$(440)	$(441)	$1	(0.1)%
Interest income	57	101	(44)	(44.1)
Capitalized interest	3	8	(5)	(57.6)
Gain on investments, net	4	12	(8)	(63.5)
Other	8	27	(19)	(69.2)
Total other expense	$(368)	$(293)	$(75)	(25.7)%
Interest Income
Interest income decreased by $44 million, or 44.1%, for the nine months ended September 30, 2026 compared to the same period in 2025. This decrease was primarily driven by lower short-term investment balances.
Gain on investments, net
Gain on investments, net resulted in a $4 million gain for the nine months ended September 30, 2026, compared to a $12 million gain for the same period in 2025, primarily due to lower current year realized gains from maturities of available-for-sale securities.
Other
Other income decreased by $19 million, or 69.2%, for the nine months ended September 30, 2026 compared to the same period in 2025. This decrease was primarily due to lower income recorded related to our share of equity method investees' financial results compared to the prior year.
Income Taxes
For the nine months ended September 30, 2026, we recorded an income tax benefit of $54 million, compared to an income tax benefit of $136 million for the same period in 2025, with the decrease primarily due to a valuation allowance included in our forecasted annual effective tax rate that offsets most of the income tax benefit for the current period.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operational Statistics
The following table sets forth our operating statistics for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Year-over-Year Change		Nine Months Ended September 30,		Year-over-Year Change
(percent changes based on unrounded numbers)	2026	2025	%		2026	2025	%
Operational Statistics
Revenue passengers (thousands)	10,607	10,381	2.2		30,416	29,618	2.7
Revenue passenger miles (RPMs) (millions)	14,439	14,372	0.5		41,237	40,600	1.6
Available seat miles (ASMs) (millions)	17,268	16,884	2.3		49,778	49,126	1.3
Load factor	83.6%	85.1%	(1.5)	pts	82.8%	82.6%	0.2	pts
Aircraft utilization (hours per day) (1)	10.0	10.1	(0.6)		9.9	10.0	(1.0)

Average fare	$245.11	$205.67	19.2		$234.59	$212.16	10.6
Yield per passenger mile (cents)	18.01	14.86	21.2		17.30	15.48	11.8
Passenger revenue per ASM (cents)	15.06	12.65	19.1		14.33	12.79	12.1
Operating revenue per ASM (cents)	16.28	13.75	18.4		15.57	13.88	12.2
Operating expense per ASM (cents)	17.12	14.34	19.4		16.59	14.42	15.0
Operating expense per ASM, excluding fuel (cents) (2)	11.78	11.02	7.0		11.69	11.10	5.3

Departures	82,669	79,016	4.6		236,834	232,578	1.8
Average stage length (miles)	1,289	1,317	(2.1)		1,298	1,308	(0.8)
Average number of operating aircraft during period (1)	297	287	3.5		293	287	2.1
Average fuel cost per gallon	$3.91	$2.49	57.4		$3.73	$2.48	50.2
Fuel gallons consumed (millions)	222	217	2.3		630	625	0.8
Average number of full-time equivalent crewmembers	19,882	19,525	1.8		19,725	19,208	2.7
(1) This table includes aircraft that have been temporarily removed from service, including two aircraft impacted by the Pratt & Whitney engine groundings. All aircraft temporarily removed from service are expected to return to operation in the future.
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
As part of our fleet strategy, we have deferred certain aircraft deliveries in prior periods to better align capacity with demand and reduce near-term capital expenditures. In parallel, we are investing in targeted modifications to certain Airbus A320 aircraft, based on operational needs, to extend useful lives and support more efficient utilization of our existing assets. This strategy is intended to optimize utilization of our existing fleet, enhance financial flexibility, and moderate capital spending in the near term while preserving long-term operational capacity. In connection with these initiatives, we revised the estimated useful lives and residual values of certain aircraft, and reflected the changes prospectively in depreciation expense. While these changes affect depreciation expense, they did not have a material impact on our results of operations. We expect these actions to support our broader objective of navigating demand volatility while strengthening our financial position over time.
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
In July 2026, the Company was selected as the successful bidder to acquire 22 operating authorizations (slots) previously operated by Spirit Airlines at New York's LaGuardia Airport for an aggregate purchase price of $58.5 million. Following receipt of regulatory approval, the Company completed the acquisition in October 2026.
At September 30, 2026, we had $2.2 billion in liquidity, which includes $1.6 billion in unrestricted cash, cash equivalents, and investment securities and our $600 million undrawn Citibank line of credit. We believe this will be sufficient to satisfy our liquidity needs for at least the next 12 months from the date of this Report, and we expect to meet our long-term liquidity needs with our projected cash from operations, available lines of credit and debt financing.
On April 1, 2026, the Company paid in full its 0.50% convertible senior notes due 2026, including $325 million of principal and $1 million of interest. A portion of this payment was funded using amounts previously held in escrow pursuant to the Company's revolving credit facility agreement with Citibank. Following this repayment, the Company has no remaining obligations under these notes.
On April 14, 2026, the Company entered into an agreement providing for up to $500 million in debt financing, secured by certain owned A321, A320, and A220 aircraft. As of September 30, 2026, the Company had borrowed an aggregate of $500 million under the agreement. The borrowings have maturities ranging from 2033 through 2036 and interest rates based on U.S. Treasury rates plus an applicable margin. In addition, the agreement provides for $250 million in incremental aircraft-secured financing beyond the initial $500 million commitment. During the third quarter of 2026, the Company satisfied the applicable requirements to access this additional financing, including delivery of the required advance notice. Funding is expected in the fourth quarter of 2026, subject to the completion of customary funding mechanics.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Analysis of Cash Flows
Operating Activities
We use operating cash flows to provide working capital for current and future operations. Cash flows used in operating activities were $273 million and $143 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash flows used in operating activities was primarily due to higher operating losses driven by increased fuel costs, salaries, wages and benefits, and other operating expenses, including costs associated with operational disruption events. These impacts were partially offset by higher revenue, driven by stronger demand and pricing, as well as favorable cash flow impacts from changes in operating assets and liabilities, particularly a larger increase in air traffic liability compared to the prior year period, reflecting greater year-over-year increases in fares.
Investing Activities
During the nine months ended September 30, 2026, flight equipment capital expenditures included $404 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $49 million in spare part purchases and $49 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $85 million, software purchases for $31 million, and a $6 million deposit for the purchase of LaGuardia slots. Investing activities for the current year also included $165 million in net proceeds from investment securities, $103 million of proceeds primarily from the sale of Embraer E190 airframes, Embraer E190 engines, and other flight equipment, and $8 million for other investing activities.
During the nine months ended September 30, 2025, flight equipment capital expenditures included $563 million related to the purchase of aircraft and spare engines as well as aircraft interior modifications. Flight capital expenditures also included $69 million in spare part purchases and $35 million in aircraft pre-delivery deposit payments. Other property and equipment capital expenditures included ground equipment purchases and facilities improvements for $110 million. Investing activities also included $1.5 billion in net proceeds from investment securities and $190 million of proceeds from the sale of assets and sale-leaseback transactions.
Financing Activities
Financing activities for the nine months ended September 30, 2026 primarily consisted of $495 million in net proceeds from issuance of long-term debt, $658 million in payments on our outstanding debt and finance lease obligations, and issuance of common stock of $19 million related to our crewmember stock purchase plan.
Financing activities for the nine months ended September 30, 2025 primarily consisted of $339 million in payments on our outstanding debt and finance lease obligations and issuance of common stock of $30 million related to our crewmember stock purchase plan.
Working Capital
We had a working capital deficit of $1.6 billion at September 30, 2026 and working capital deficit of $1.2 billion at December 31, 2025, respectively. Our working capital decreased by $467 million primarily due to a decrease in cash and cash equivalents and an increase in air traffic liability, reflecting seasonal trends and higher fares compared to December 31, 2025. These impacts were partially offset by lower current maturities of long-term debt following the repayment of our 0.50% convertible senior notes due in 2026, as well as an increase in inventory.
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

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
Our material cash requirements for known contractual and other obligations includes the following (in millions):

	Remainder of 2026	2027	2028	2029	2030	Thereafter	Total
Debt and finance lease obligations (1)	$299	$1,043	$1,116	$2,313	$1,038	$5,269	$11,078
Operating lease obligations (2)	43	162	121	103	98	972	1,499
Flight equipment purchase obligations	185	385	457	445	379	3,521	5,372
Other obligations (3)	117	441	443	299	322	51	1,673
Total	$644	$2,031	$2,137	$3,160	$1,837	$9,813	$19,622
The amounts stated above do not include additional obligations incurred as a result of financing activities executed after September 30, 2026.
(1) Includes actual interest and estimated interest for floating-rate debt. Estimated floating rate is equal to Secured Overnight Financing Rate ("SOFR") plus a margin based on September 30, 2026 rates.
(2) Primarily relates to JFK Terminal 5, aircraft and spare engines, and our corporate office in Long Island City.
(3) Amounts primarily include non-cancelable commitments for flight equipment maintenance, infrastructure and information technology.
As of September 30, 2026, we were in compliance with the material covenants of our debt and lease agreements.
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
We have $58 million of restricted cash pledged under standby letters of credit related to certain leases that will expire at the end of the related lease terms. Approximately 66% of our owned property and equipment and intangible assets at net book value were pledged or committed to be pledged as security under various loan agreements.
Aircraft
As of September 30, 2026, our operating fleet consisted of (1), (2):

Aircraft Type	Aircraft Count
Airbus A220	67
Airbus A320	129
Airbus A321	63
Airbus A321neo	39
Total	298
(1) Excludes two Airbus A321neo XLR variant owned aircraft included in assets held for sale.
(2) Includes aircraft that have been temporarily removed from service but are expected to return to operation in the future.
Of our operating fleet, 288 are owned by us and 10 are leased under operating leases. Our owned aircraft include aircraft associated with sale-leaseback transactions that did not qualify as sales for accounting purposes, also referred to as failed sale-leasebacks. As of September 30, 2026, the average age of our operating fleet was 12 years.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Embraer E190 Fleet Transition
In 2025, as part of the Company's fleet transition plan, we retired our remaining Embraer E190 aircraft and entered into definitive agreements to sell the remaining E190 fleet. During the nine months ended September 30, 2026, we completed the sale of our remaining owned Embraer E190 airframes and engines and continued to sell related spare parts, and recorded a net gain of $28 million, which is included in other operating expenses in our consolidated statements of operations. We also returned our remaining leased E190 aircraft.
Flight Equipment Deliveries
As of September 30, 2026, our committed aircraft deliveries include the following aircraft (1):

Year	Airbus A220	Airbus A321neo	Total
Remainder of 2026	4	—	4
2027	7	—	7
2028	9	—	9
2029	10	—	10
2030	2	2	4
Thereafter	1	42	43
Total (2)	33	44	77
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
(2) In addition, we have options to purchase 20 A220-300 aircraft in 2028 through 2030.
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
For each of the three and nine months ended September 30, 2026, special items included an adjustment to litigation reserves.
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

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Three Months Ended September 30,
	$			Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2026	2025	Percent Change	2026	2025	Percent Change
Total operating expenses	$2,956	$2,422	22.1	17.12	14.34	19.4
Less:
Aircraft fuel	868	539	61.0	5.03	3.19	57.5
Other non-airline expenses	20	18	12.6	0.12	0.10	10.1
Special items	33	5	NM (1)	0.19	0.03	NM
Operating expenses, excluding fuel	$2,035	$1,860	9.4	11.78	11.02	7.0
(1) Not meaningful or greater than 100% change.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE RECONCILIATION OF OPERATING EXPENSE AND OPERATING EXPENSE PER ASM (CASM), EXCLUDING FUEL
	Nine Months Ended September 30,
	$			Cents per ASM
(in millions; per ASM data in cents; percent changes based on unrounded numbers)	2026	2025	Percent Change	2026	2025	Percent Change
Total operating expenses	$8,258	$7,086	16.5	16.59	14.42	15.0
Less:
Aircraft fuel	2,352	1,554	51.4	4.73	3.16	49.4
Other non-airline expenses	56	50	12.1	0.10	0.10	10.6
Special items	33	29	17.2	0.07	0.06	15.7
Operating expenses, excluding fuel	$5,817	$5,453	6.7	11.69	11.10	5.3
Operating Expense, Operating Loss, Operating Margin, Pre-tax Loss, Pre-tax Margin, Net Loss and Loss per Share, excluding Special Items and Gain on Investments
For each of the three and nine months ended September 30, 2026, special items included an adjustment to litigation reserves.
For each of the three and nine months ended September 30, 2025, special items included severance expenses and other special items.
Certain gains on our investments, net were also excluded from our September 30, 2026 and 2025 non-GAAP results.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except percentages)	2026	2025	2026	2025
Total operating revenues	$2,812	$2,322	$7,749	$6,818

RECONCILIATION OF OPERATING EXPENSE
Total operating expenses	$2,956	$2,422	$8,258	$7,086
Less: Special items	33	5	33	29
Total operating expenses excluding special items	$2,923	$2,417	$8,225	$7,057
Percent change	20.9%		16.5%

RECONCILIATION OF OPERATING LOSS
Operating loss	$(144)	$(100)	$(509)	$(268)
Add back: Special items	33	5	33	29
Operating loss excluding special items	$(111)	$(95)	$(476)	$(239)

RECONCILIATION OF OPERATING MARGIN
Operating margin	(5.1)%	(4.3)%	(6.6)%	(3.9)%

Operating loss excluding special items	$(111)	$(95)	$(476)	$(239)
Total operating revenues	2,812	2,322	7,749	6,818
Adjusted operating margin	(3.9)%	(4.1)%	(6.1)%	(3.5)%

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURE
RECONCILIATION OF OPERATING EXPENSE, OPERATING LOSS, OPERATING MARGIN, PRE-TAX LOSS, PRE-TAX MARGIN, NET LOSS, LOSS PER SHARE, EXCLUDING SPECIAL ITEMS AND GAIN ON INVESTMENTS
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions except percentages)	2026	2025	2026	2025
RECONCILIATION OF PRE-TAX LOSS
Loss before income taxes	$(270)	$(196)	$(877)	$(561)
Add back: Special items	33	5	33	29
Less: Gain on investments, net	—	8	4	12
Loss before income taxes excluding special items and gain on investments	$(237)	$(199)	$(848)	$(544)

RECONCILIATION OF PRE-TAX MARGIN
Pre-tax margin	(9.6)%	(8.4)%	(11.3)%	(8.2)%

Loss before income taxes excluding special items and gain on investments	$(237)	$(199)	$(848)	$(544)
Total operating revenues	2,812	2,322	7,749	6,818
Adjusted pre-tax margin	(8.5)%	(8.6)%	(10.9)%	(8.0)%

RECONCILIATION OF NET LOSS
Net loss	$(257)	$(143)	$(823)	$(425)
Add back: Special items	33	5	33	29
Less: Income tax benefit related to special items	1	—	1	7
Less: Gain on investments, net	—	8	4	12
Less: Income tax benefit (expense) related to gain on investments, net	1	(2)	—	(3)
Net loss excluding special items and gain on investments	$(226)	$(144)	$(795)	$(412)

CALCULATION OF LOSS PER SHARE
Loss per common share
Basic	$(0.68)	$(0.39)	$(2.20)	$(1.18)
Add back: Special items	0.09	0.01	0.09	0.08
Less: Income tax benefit related to special items	0.01	—	—	0.02
Less: Gain on investments, net	—	0.02	0.01	0.04
Less: Income tax expense related to gain on investments, net	—	—	—	(0.01)
Basic excluding special items and gain on investments	$(0.60)	$(0.40)	$(2.12)	$(1.15)

Diluted	$(0.68)	$(0.39)	$(2.20)	$(1.18)
Add back: Special items	0.09	0.01	0.09	0.08
Less: Income tax benefit related to special items	0.01	—	—	0.02
Less: Gain on investments, net	—	0.02	0.01	0.04
Less: Income tax expense related to gain on investments, net	—	—	—	(0.01)
Diluted excluding special items and gain on investments	$(0.60)	$(0.40)	$(2.12)	$(1.15)

PART I. FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as described below, there have been no material changes in market risks from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in our 2025 Form 10-K.
Aircraft Fuel
Our results of operations are affected by changes in the price and availability of aircraft fuel. Market risk is estimated as a hypothetical 10% increase in the cost per gallon of fuel as of September 30, 2026. Based on projected fuel consumption for the next 12 months, such an increase would result in an increase to aircraft fuel expense of approximately $376 million. As of September 30, 2026, we did not have any outstanding fuel hedging contracts.
Interest
Our earnings are affected by changes in interest rates due to the impact those changes have on interest expense from variable-rate debt instruments and on interest income generated from our cash and investment balances. The interest rate is fixed for $6.3 billion of our debt and finance lease obligations, with the remaining $2.1 billion having floating interest rates. As of September 30, 2026, if interest rates were on average 100 basis points higher year-over-year, our annual interest expense would increase by approximately $21 million. This amount is determined by considering the impact of the hypothetical change in interest rates on our variable rate debt.
If interest rates were to average 100 basis points lower in 2026 than they were during 2025, our interest income from cash and investment balances would decrease by approximately $13 million. This amount is determined by considering the impact of the hypothetical change in interest rates on the balances of our money market funds.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO"), and our Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(c) Insider trading arrangements.
During the three months ended September 30, 2026, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

JETBLUE AIRWAYS CORPORATION
(Registrant)

Date:	October 26, 2026	By:	/s/ Dawn Southerton
Dawn Southerton
Vice President, Controller
(Principal Accounting Officer)